Form 10-K
period 1996-03-31
ORBIS INC
filed 1996-06-18
CIK 799514

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                        Commission File
March 31, 1996                                                    Number 0-15520

                                   ORBIS, INC.
               (Exact name of registrant as specified in charter)

      RHODE ISLAND                                        05-0396504
(State or other jurisdiction                 (IRS - Employer Identification No.)
of incorporation or organization)

2 Charles Street
Providence, RI                                                02904
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code:          (401) 861-4228

Securities registered pursuant to
     Section 12(b) of the Act:                  None

Securities registered pursuant to
     Section 12(g) of the Act:                  Common Stock, $.01 par value
                                                Preferred Stock, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                     No
        ------                           -----

Aggregate  market  value,  as of  March  31,1996  of  Common  Stock  held by non
affiliates of the registrant:                     $101,028.31

Number of shares of Common Stock outstanding at March 31, 1996:
9,450,000 (does not include 80,468 shares of treasury stock)

Number of shares of Preferred Stock outstanding at March 31, 1996:
0

- --------------------------------------------------------------------------------


DOCUMENTS INCORPORATED BY REFERENCE

Certain Exhibits, as indicated in the Exhibit Index located on page 10, are incorporated by reference and were previously filed as Exhibits to the Company's prior annual reports on Form 10-K and are hereby incorporated herein by reference.


                                 INDEX TO ITEMS
                                 --------------


PART I                                                                                            PAGE

Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Item 4.  Submission of Matters to a Vote of Security Holders    . . . . . . . .  . . . . . . . . . 5


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters    .  . .  . . . .  6

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 7.  Management's Discussion and Analysis of Financial condition and Results of Operations . . 7

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .  8

Item 9.  Disagreements on Accounting and Financial Disclosure    . . . . . . . . . . . . . . . . . 8


PART III

Item 10. Directors and Executive Officers  .  . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

Item 12. Security Ownership of Certain Beneficial Owners and Management  .  . . . . . . . . . . .  9

Item 13. Certain Relationships and Related Transactions    . . . . . .  . . . . . . . . . . . . . 10


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-k    . . . . . . . . . .  10

         Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14



PART I

ITEM 1:  BUSINESS

A.  GENERAL

The Company is a continuation of two Rhode Island corporations, Information Systems, Inc. incorporated in 1971, and Dataman, Inc., incorporated in 1973, which consolidated management and operations in 1982. Information Systems provide primarily payroll processing, data entry, batch processing and microfiche processing services to a broad base of businesses. Dataman, Inc. focused on professional services and facilities management, becoming involved with the health care field in 1979 when it began performing software consulting and design work for the Rhode Island Group Health Association ("RIGHA"). In
March, 1986 the Company completed the process which it began in 1983 of terminating its involvement with the non-healthcare related businesses in which it and its predecessors had previously engaged, recognizing that the industry's need for many of the Company's prior services was declining due to the increased use of in-house computer systems which resulted in a reduction of companies using outside services such as data entry and computer processing.

The business of the Company consists of manufacturing and marketing application software products designed for use on Hewlett Packard computers by health maintenance organizations ("HMOs") as well as furnishing HMOs related professional services involving customer funded enhancements of the Company's software products. Although the Company's software products have in the past typically required some enhancement prior to customer use, the Company is attempting and has begun to design software needing few or not enhancements prior to use by customers.

There are several categories of HMOs, including one in which the HMO directly employs physicians (the "staff model") and one in which the HMO contracts with independent physicians or independent practice associations (the "IPA model"). Based on its analysis of a number of independently conducted studies, the Company believes that these two models represent a majority of the HMO's currently in operation.

The Company provides software to both staff and IPA model HMO's which assists the HMO in tracking members, billing clients, processing claims and maintaining doctors' appointment schedules.

B.  PRODUCTS AND SERVICES

The Company did not have any revenue in 1996.

The Company's HMO software is modular in design. The package which the Company offers typically includes a license of its software products and professional services relating to installation and enhancement of the modules and, in a majority of cases, includes the sale of Hewlett Packard equipment on an VAR commission basis or as a software supplier in a Hewlett Packard-originated sale. One or more of the modules can be licensed with or without the purchase of Hewlett Packard equipment.

The Company's HMO software operates on hardware manufactured by Hewlett Packard. The Company believes that because there are many suppliers that sell Hewlett Packard equipment and the equipment does not modifications to run the Company's software, customers of the Company should continue to be able to procure Hewlett Packard equipment to run the Company's software. Under its VAR Agreement with Hewlett Packard, the Company has a value added re-seller relationship with Hewlett Packard which provides for discounts to the Company on Hewlett Packard hardware, depending on dollar volume of sales, if the Company sells Hewlett Packard hardware with its software to any of its customers. Additionally, if Hewlett Packard makes a hardware sale through its own sales force based in part on a customer's desire to use the Company's software, the Company will receive a commission, which will be smaller than the discount it would have received had it initiated the sale.

The HMO software modules currently marketed by the Company are described below. Although the Company's customers have in the past typically required some enhancement of the modules to meet their individual needs more exactly, the modules are fully operational without further enhancements.


         1.       Membership/Marketing
                  This module contains on-line features to enter and maintain member, subscriber, group and physician data. Substantial inquiry capability is available for marketing purposes, such as locating dependents reaching the age of eligibility for individual membership. This is a "core" module highly integrated with other applications.

         2.       Billing and Accounts Receivable
                  The Company's system performs premium billing for both group and individual subscribers.

         3.       Claims Processing
                  In addition to processing claims, this module contains extensive features which re available for utilization review to enable the HMO to analyze hospital usage, emergency room use and various external services in determining which specialists should be brought in-house.

         4.       Patient Appointment Scheduling
                  This module provides on-line updates and inquiries, and automatically generates physicians' schedules. Usage reports, also generated by this module, summarize patient usage, fee-for-service versus prepaid usage, workload and productivity by physician and reception staff.

         5.       Pharmacy
                  This module interacts with the membership data base to provide on-line verification of patient eligibility and to maintain a medication profile for each patient. It automatically generates prescription labels and receipts containing alert messages associated with the drug being dispensed.

         6.       Referral Management
                  This module tracks referrals by physicians.  Type of referrals
                  tracked  include   emergency  room,  home  health,   inpatient
                  admission, ambulatory surgery, scheduled and continuing care.

         7.       Utilization Reporting
                  This module draws data from claims and encounter files for monitoring health care services provided to members and forms one of the actuarial foundations for the rate setting process.

         8.       Capitation Reimbursement
                  This module allows IPA model HMO's to reimburse physicians on a predetermined rate-per-month rather than on a fee-for-service basis. Additionally, the Company has recently enhanced its existing modules to enable a new variety of HMO, the preferred provider organization or PPO, to use the Company's system.

C.  MARKETING AND CUSTOMERS

There is no active marketing at this time.

The Company had no written agreements for provision of products to any customers during its fiscal year ended March 31, 1996 relative to the sale of any product to any customer.

D.  PRODUCT DEVELOPMENT

The Company did not have any product development.

E.  PRODUCT PROTECTION

The Company relies on a combination of trade secret laws and license agreements to protect its rights in its software. Although the Company's license agreements prohibit disclosure of the proprietary aspects of its products, it is technically possible to copy aspects of its products in violation of the Company's rights.

The Company believes that, because of rapid technological change in the software industry, patent, trade secret and copyright protection is less significant than factors such as the knowledge, ability and experience of employees. Further, the Company believes that the great difficulty and dime involved in any attempt to recode mainframe computer software such as the Company's, which contains hundreds of thousands of lines of code, would deter a potential plagiarizer.

F.  BACKLOG

The Company does not currently have any orders for installation of HMO software and does not anticipate having any backlog in the future.

G.  COMPETITION

The market for the Company's software products is characterized by rapid advancements in technology and by intense competition among a number of manufacturers and distributors. New competitors can be expected to enter the market as the market expands. No assurance can be given that the Company will have the financial resources, marketing, distribution, service or support capabilities, depth of key personnel or technological expertise to compete successfully in the future.

The Company's HMO software operates only on hardware manufactured by Hewlett Packard. Although the Company does not have any current information regarding the percentage of the HMO market serviced by the various hardware manufacturers, the Company believes that many HMO's are currently using Hewlett Packard equipment. If conditions in the market change it may be necessary for the Company to undertake to adapt its software to other computer manufacturer(s). The Company's software continues to suffer from a lack of acceptability in that it is not easibly convertible into compatible software needed on non-Hewlett Packard equipment.

The principal considerations for users of HMO software and include product reliability, compatibility with current owned hardware, price/performance characteristics, integration of functions, availability and quality of support and training services and ease of understanding and operating the software.

H.  EMPLOYEES

As of March 31, 1996, the Company did not have any full-time employees. The officers and directors of the Company continue to work on a part-time basis without compensation.

ITEM 2:  PROPERTIES

The Company's principal executive and administrative offices are located in a portion of a building at 2 Charles Street, Providence, Rhode Island and occupancy is without cost to the Company.

ITEM 3:  LEGAL PROCEEDINGS

Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK
In March 1987, the Company made a public offering of 1,000,000 shares of common stock at $2.50 per share. The Company's stock is traded in the over-the-counter market with NASDAQ symbol ORBS. The table below sets forth the range of the high and low bid quotations for the common stock for each quarterly period since the offering.

                                                     HIGH BID          LOW BID
                                                     --------          -------

03/12/87 - 03/31/87                                    2 5/8             2 1/4
04/01/87 - 06/30/87                                    2 7/8             2
07/01/87 - 09/30/87                                    3                 2
10/01/87 - 12/31/87                                    2 1/8             3/4
01/01/88 - 03/31/88                                    1                 3/4
04/01/88 - 06/30/88                                    1/4               1/4
07/01/88 - 09/30/88                                    11/16             3/8
10/01/88 - 12/31/88                                    3/8               3/16
01/01/89 - 03/31/89                                    1/4               1/4
04/01/89 - 06/30/89                                    1/4               1/4
07/01/89 - 09/30/89                                    7/16              1/4
10/01/89 - 12/31/89                                    7/16              3/8
01/01/90 - 03/31/90                                    3/8               5/16
04/01/90 - 06/30/90                                    5/16              5/32
07/01/90 - 09/30/90                                    5/32              1/8
10/01/90 - 12/31/90                                    1/8               1/32
01/01/91 - 03/31/91                                    1/16              1/16
04/01/91 - 06/30/91                                    1/16              1/16
07/01/91 - 09/30/91                                    1/16              1/32
10/01/91 - 12/31/91                                    1/16              1/32
01/01/92 - 03/31/92                                    5/32              1/16
04/01/92 - 06/30/92                                    5/32              1/16
07/01/92 - 09/30/92                                    5/32              1/16
10/01/92 - 12/31/92                                    5/32              1/16
01/01/93 - 03/31/93                                    5/32              1/16
04/01/93 - 06/30/93                                    5/32              1/16
07/01/93 - 09/30/93                                    5/32              1/16
10/01/93 - 12/31/93                                    5/32              1/16
01/01/94 - 03/31/94                                    5/32              1/16
04/01/94 - 06/30/94                                    5/32              1/16
07/01/94 - 09/30/94                                    5/32              1/16
10/01/94 - 12/31/94                                    5/32              1/16
01/01/95 - 03/31/95                                    5/32              1/16
04/01/95 - 06/30/95                                    9/32              3/32
07/01/95 - 09/30/95                                    9/32              3/32
10/01/95 - 12/31/95                                    9/32              3/32
01/01/96 - 03/31/96                                    9/32              3/32

The above quotations represent prices between dealers and do not include retail markup, markdown or commission. They may not necessarily represent actual transactions.

The closing bid price on March 31, 1996 was $.20. The Company has not paid any dividends on its common stock. On March 31, 1996, there were approximately 175 record holders of common stock.


ITEM 6:  SELECTED FINANCIAL DATA

                                          1996           1995          1994           1993           1992
                                          ----           ----          ----           ----           ----
Net Sales                                                       0              0        $25,000             $0
Income(loss)                              ($38,934)     ($33,333)     ($101,320)       (72,094)      (573,881)
Income(loss) per common shares                (.01)         (.01)          (.02)          (.02)          (.14)
Weighted average number of shares         9,450,000     6,318,782      6,318,782      5,913,782      5,913,782

Balance Sheet Data:
Current assets                                  403           196          1,259         26,259          1,206
Total assets                                    403         1,961          3,024         96,150        128,855
Current liabilities                               0       235,629        197,359        205,844        166,455
Long-term obligations                             0        95,000        101,000         87,500         87,500
Common shareholders' equity                     403     (328,668)      (295,335)      (197,194)      (125,100)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company did not have any revenue for the year ended March 31, 1996.

                                                                          Year Ended - March 31
                                                              1996                 1995                 1994
Professional Services                                          $0                   $0                   $0
Licenses, facilities management, packages and VAR Sales        $0                   $0                   $0


Total Gross Sales                                              $0                   $0                   $0
Less: Cost of Goods Sold                                       $0                   $0                   $0

Net Sales                                                      $0                   $0                   $0


The net loss from operations before taxes for the twelve months ended March 31, 1996, was $38,934 which compares with a corresponding loss for the twelve month period ended March 1995 of $33,333. The net loss is attributed mainly to the lack of revenues in the Company's primary market (HMO's) for its software products.

The Company did not have any new sales during the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company signed a letter of intent on October 2, 1995 with Triple I Corporation whereby Orbis, Inc. will exchange up to 90% of the Company's common stock for 100% of Triple I Corporation's common stock; conduct a reverse stock split, and change its name to Industrial Imaging Corporation all subject to stockholder approval. A Form 8-K was filed with the Securities and Exchange Commission on October 12, 1995.

On October 25, 1995, the Company converted a Promissory note to Celestial management in the amount of $175,000 as well as interest due on this note in the amount of $94,050 into common stock of Orbis, Inc.

Celestial received in exchange for this note and interest, 1,350,000 shares of Orbis common stock as well as 100,000 three year warrants to purchase additional shares of Orbis common stock at $.0777.

The Company had acquired the assets and rights to a yogurt chain named Perkits Yogurt in August 1991 from Celestial Management. No revenues were derived from this investment and all stores have been closed and the Company has ceased to exist.

On November 15, 1995 various creditors of the Company converted debt in the amount of $98,956 in exchange for 1,781,218 shares of Orbis common stock.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See item 14(a) of this annual report of Form 10-K.

ITEM 9:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

The current directors, executive officers and persons nominated to become directors of the company are as follows:

NAME                                AGE              POSITION
- ----                                ---              --------

Pasquale Ruggieri                   63               President, Chief Executive
                                                     Officer and Director

Arthur G. Jenkins                   70               Secretary, Director

Henry E. Tow                        48               Treasurer, Director

Pasquale Ruggieri, age 63, has served as President, Chief Executive Officer and Director of the Company since August of 1990. He is currently with the Investment Banking Division of Schneider Securities, Inc. He was Executive Vice President and Director of Investment Banking for Jonathan Alan & Co., Inc. until January of 1991. Mr. Ruggieri was in Corporate Finance and coordinator of special situations of Providence Securities until January 1987. Mr. Ruggieri was self-employed as a management consultant for the two years prior. He was an investment broker at Tucker, Anthony, and R.L. Day from 1983 through 1985. Mr. Ruggieri received his Bachelor of Science Degree in Business Administration from Bryant College and has banking certificates from the American Institute of Banking.

Arthur G. Jenkins, age 70, has been the Secretary and Director of the Company since August of 1990. He is currently with the Investment Banking Division of Schneider Securities, Inc. He was with Josephthal Lyon & Ross, Inc. until August of 1994. He was with the Investment Banking Division of Schneider Securities, Inc. until October, 1992. He was a Vice President, Investment Banking Division of Jonathan Alan & Company, Inc. until January of 1991, and held a comparable position with Providence Securities, Inc. during January 1988- November 1988; during the period June 1986 - January 1988 he was a principal at A.G. Jenkins & Associates, S. Orange, New Jersey, a consulting engineer firm and held the position of Senior Vice President at Cornell Dublier Electronics Inc., Wayne, New Jersey, where he associated from December 1960 - June 1986.


Henry E. Tow, age 48, has served as Treasurer and Director of the Company since August 1990. He is currently with the investment firm of Coburn & Merideth. He was with the Investment Banking Division of Schneider Securities, Inc. until August of 1995. He was a vice president of Jonathan Alan & Company, Inc. with whom he has been associated until January of 1991 and a registered representative since September 1986 with other securities brokerage firms; during the period September 1984 - September 1986 he attended RI College at Providence, RI; he held the position of President at his restaurant business, Jasmine Associates, Warwick, RI from June 1984 - July 1985, and the General Manager of Tow Industries Inc., Pawtucket, RI during the period June 1976 - December 1983.

Officers and directors are elected on an annual basis. The present term of office for each director will expire at the next annual meeting of the Company's stockholders or at such time as his successor is duly elected. Directors of the Company are not presently receiving compensation for their services to the Company but have been granted options under the 1987 stock option plan. Officers serve at the discretion of the Board of Directors.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by the Company during the fiscal year ended March 31, 1996 to each of its five most highly compensated officers whose total cash compensation exceeds $60,000 and to all executive officers as a group:

NAME OF INDIVIDUAL OR NUMBER IN GROUP       CAPACITIES IN WHICH SERVED           CASH COMPENSATION
Pasquale Ruggieri                           President                            $0
                                            Chief Executive Officer

All Executive Officers as a Group (3 people)                                     $0


1987 STOCK OPTION PLAN

An aggregate of 400,000 shares of Common Stock is reserved for issuance under the Company's 1987 Stock Option Plan (the "1987 Plan"), which was approved by the Board of Directors as of December 17, 1987, amended on July 26, 1988 and ratified by the stockholders of the Company on September 7, 1988. The terms of the 1987 Plan are identical to those of the 1986 Plan, except that (i) the employees need not agree in writing to remain in the employ of the Company for one year after being granted an option to be eligible to exercise it but will not be granted options until they have served for one year; (ii) directors of the Company who have served as directors for period of at least one full year (except for directors who are full-time employees of the Company) are eligible to be granted options; and (iii) the Company does not have a repurchase option in the event that the employee competes directly or indirectly with the Company during the period of employment or for two years thereafter, as the 1986 Plan does.

On December 1, 1988, the Company authorized the issuance of stock options under the 1987 Plan to all qualified Directors of the Company who have served for at least one year in the amount of 10,000 shares to each Director at 80 percent of the market value of the Company's Common Stock as of December 1.

EMPLOYMENT AGREEMENT

None.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 31, 1996, regarding the beneficial owners of 5% or more of the Company's outstanding Common Stock, the only class of the Company's voting securities and the share ownership of all directors and executive officers as a group. Unless otherwise indicated, each of the following stockholders has sole voting and investment power with respect to the shares beneficially owned:

NAMES AND ADDRESS OF BENEFICIAL OWNER                         SHARES OF THE COMPANY'S COMMON STOCK
                                                                       BENEFICIALLY OWNED
                                                              NUMBER                    PERCENT
                                                              ------                    -------
Thomas L. DePetrillo                                          2,329,286                   24.6%
65 Peaked Rock Road
Narragansett, RI  02882

Celestial Management                                          1,350,000                   14.3%
336 Atlantic Avenue
East Rockaway, NY 11518

Pasquale Ruggieri                                             1,087,886                   11.5%
51 Country Lane
Cranston, RI  02920

All Current Directors and Officers                            1,407,886                   14.9%
as a Group (3 people)

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

ITEM 14:

(A)      1.  LIST OF FINANCIAL STATEMENTS

         The following financial statements of Orbis, Inc. as required by Item 8 of Part II of this Annual Report of Form 10-K appear at pages F-1 through F-12 of this Annual Report on Form 10-K:

                  Independent Auditor's Report

                  Balance Sheets -- March 31, 1996 and March 31, 1995

                  Statements of Operations -- Years Ended  March 31, 1996, 1995,
                   and 1994

                  Statements of Changes in  Common Shareholders' Equity -- Years
                   Ended March 31, 1996, 1995, and 1994

                  Statements of Cash flows -- Years Ended  March 31, 1996, 1995, and 1994

                  Notes to Financial Statements-- March 31, 1996, 1995, and 1994

         2.  FINANCIAL STATEMENT SCHEDULE

         The following auditors' opinion and financial statement schedules of Orbis, Inc. appear at Pages S-1 through S-6 of this Annual Report on Form 10-K:

                  Schedule II Accounts Receivable from Related Parties and Underwriters, Promoters and Employees Other Than Related Parties

                  Schedule          V       Property, Plant and Equipment


                  Schedule VI Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment

                  Schedule          VIII     Valuation and Qualifying Accounts

                  Schedule          IX       Short-Term Borrowings

                  Schedule          X        Supplementary Income Statement
                                             Information

         3.  EXHIBITS

The exhibit numbers in the following list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT           DESCRIPTION OF DOCUMENT
- -------           -----------------------
*3.1              Restated Articles of Incorporation of the Company.

*3.2              By-Laws of the Company, as amended.

*3.3              Underwriter's Warrant.

*3.4              Articles of Amendment to the Articles of Incorporation of the Company.

*4.1              Specimen certificate for shares of Common Stock of the Company.

**10.1            1987 Stock Option Plan.

**10.2            Investment Agreement between the company and Rhode Island Group Health Association, Inc.
                  ("RIGHA") dated December 31, 1985.

*10.3             Agreement between Tufts Associated Health Plan and the Company dated July 1, 1986.

*10.4             Form of Software License Agreement.

*10.5             Asset Purchase Agreement between the Company and Automated Business Centers, Inc. dated as of March 29, 1985.

*10.6             Amended HMO Software Agreement between RIGHA and the Company dated December 31, 1985.

**10.7            Amendment dated May 19, 1987 to Facilities  Maintenance Agreement between the Company and
                  RIGHA dated October 10, 1986.

**10.8            Cancellation  dated May 19, 1987 of Agreement  for  computer  Processing Services dated September 4, 1985.

*10.9             Subscription Agreement between Tufts Associated Health Plan and the Company dated as of July 1, 1986.

*10.10            OEM Agreement between the Company and Hewlett Packard dated August 19, 1986.

*10.11            Lease Agreement for 20 Catamore Boulevard offices between the Company and Novius IV
                  Limited Partnership dated December 30, 1985.

*10.12            Promissory Note, Revolving Credit and Standby Letter of Credit Agreement between the
                  Company and Old Stone Bank dated August 29, 1985.


*10.13            Nine percent debenture of the Company payable to DeBlois Oil Company dated January 27, 1986.

*10.14            Employment Agreement between the Company and Clinton L. Wright dated July 1, 1982.

*10.15            Orbis, Inc. Thrift 401(k) Plan and Trust.

***10.16          Agreement between All Care, Inc. and the Company dated August 19, 1986.

*****10.17        Joint Venture Agreement between Network Solutions, Inc. and the Company dated May 7, 1988.

****10.18         Agreement between Record Management Systems, Inc. and Orbis Medical, Inc. dated April 30, 1988.

****10.19         Agreement and Plan of Merger among Systems & Solutions, Inc., Orbis Medical, Inc. and the
                  Company dated April 30, 1988.

******10.20       Agreement between Rhode Island Group Health Association and the Company dated June 16, 1988.

******10.21       Settlement between Orbis Medical Inc. and Mark Towner, Douglas Barry and Alan Rowberry
                  (division known as Record Management Systems (RMS)) dated October 13, 1988.

******10.22       Stock Purchase and Call Option Agreement between the Company and Network Solutions Inc. dated March 13, 1989.

******10.23       1986 Stock Option Plan.

******11.2        Statement regarding Computation of Earnings Per Share.

*****13.1         1988 Annual Report to Shareholders.

****22.1          Subsidiaries of the Registrant.

*Incorporated herein by reference from the exhibits to the Company's Form S-18 Registration Statement No. 33-8184B filed with the Securities and Exchange Commission.

**Incorporated herein by reference from the exhibits to the Company's Form 10-K Annual Report for fiscal year ending 3/31/87 No. 0-15520 filed with the Securities and Exchange Commission.

***Incorporated herein by reference from the Company's Form 8 to the Form 10-K Annual Report for fiscal year ending 3/31/87 No. 0-15520 filed with the Securities Exchange Commission.

****Incorporated herein by reference from the exhibits to the Company's Form 10-K Annual Report for fiscal year ending 3/31/88 No. 0-15520 filed with the Securities and Exchange Commission.

*****Incorporated herein by reference from the company's Form 8 to the Form 10-K Annual Report for fiscal year ending 3/31/88 No. 0-15520 filed with the Securities Exchange Commission.

******Incorporated ;herein by reference from the Company's form 8 to the Form 10-K Annual Report for fiscal year ending 3/31/89 No. 0-15520 filed with the Securities and Exchange Commission.

(B)  REPORTS 8-K

A Form 8-K was filed on October 4, 1991

A Form 8-K was filed on May 7, 1992

A Form 8-K was filed on October 21, 1993

An amended  Form 8-K was filed on January 21, 1994

A Form 8-K was filed on October 12, 1995


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ORBIS, INC.



Date:    June 17, 1996                        By:   /s/   Pasquale Ruggieri
                                                 --------------------------
                                              Pasquale Ruggieri, Chief Executive
                                              Officer, President, Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:    June 17, 1996                        /s/ Pasquale Ruggieri
                                              ----------------------
                                              Pasquale Ruggieri, Chief Executive
                                              Officer, President, Director


Date:    June 17, 1996                        /s/ Arthur G. Jenkins
                                              ---------------------
                                              Arthur G. Jenkins, Secretary,
                                              Director


Date:    June 17, 1996                        /s/ Henry E. Tow
                                              ----------------
                                              Henry E. Tow, Treasurer, Director





                          List of Financial Statements
                                     F1--F12










                           ORBIS, INC. AND SUBSIDIARY
                           ==========================




                        CONSOLIDATED FINANCIAL STATEMENTS
                                   YEARS ENDED
                             MARCH 31, 1996 AND 1995
                                      WITH
                          INDEPENDENT CERTIFIED PUBLIC
                               ACCOUNTANTS' REPORT












                                      F1


CAYER PRESCOTT
CLUNE CHATELLIER
CERTIFIED PUBLIC ACCOUNTANTS
PROVIDENCE, RHODE ISLAND


                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT



To the Shareholders of
Orbis, Inc. and Subsidiary


         We have audited the accompanying consolidated balance sheets of Orbis, Inc. and Subsidiary as of March 31, 1996 and 1995, and the related consolidated statements of operations and changes in shareholders' equity and cash flows for the years ended March 31, 1996, 1995, and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orbis, Inc. and Subsidiary at March 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended March 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has experienced substantial operating losses in recent years. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/  CAYER PRESCOTT CLUNE & CHATELLIER
May 31, 1996




                                      F2


                           ORBIS, INC. AND SUBSIDIARY
                           ==========================
                                 BALANCE SHEETS
                             MARCH 31, 1996 AND 1995


- ------------------------------------------------------------------------------------------------------------------------------------

                                                             ASSETS
                                                             ======
                                                                                                1996                   1995
                                                                                                ----                   ----
CURRENT ASSETS:
  Cash and cash equivalents.............................................................$        303          $         96
  Accounts receivable:
    Trade (net of allowance for doubtful accounts:  $126,466 in 1996 and 1995)..........
  Prepaid expenses......................................................................         100                   100
                                                                                        -------------------------------------
      TOTAL CURRENT ASSETS..............................................................         403                   196
                                                                                        -------------------------------------

EQUIPMENT, FIXTURES AND SOFTWARE, AT COST...............................................     585,031               585,031
  Less:  accumulated depreciation and amortization......................................    (585,031)             (585,031)
                                                                                        -------------------------------------
      NET EQUIPMENT, FIXTURES AND SOFTWARE..............................................           0                     0
                                                                                        -------------------------------------

OTHER ASSETS:
  Deposits..............................................................................                                1,765
                                                                                        -------------------------------------
      TOTAL OTHER ASSETS................................................................           0                    1,765
                                                                                        -------------------------------------

        TOTAL ASSETS....................................................................$        403              $     1,961
                                                                                        =====================================



                                            LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                                            ========================================


CURRENT LIABILITIES:
  Current portion of long-term debt.....................................................                           $   96,500
  Accounts payable......................................................................                                8,535
  Accrued expenses:
    Professional fees...................................................................                                  500
    Due to related parties..............................................................                               36,044
    Interest to related party...........................................................                               94,050
                                                                                        -------------------------------------
      TOTAL CURRENT LIABILITIES.........................................................$           0                 235,629
                                                                                        -------------------------------------

LONG-TERM DEBT, NET OF CURRENT PORTION..................................................            0                  95,000
                                                                                        -------------------------------------

STOCKHOLDERS' DEFICIENCY:
  Common stock - $.01 par value; 10,000,000 shares authorized; 9,450,000 shares
    issued (6,318,782 in 1995)..........................................................        94,500                 63,188
  Paid-in capital.......................................................................     3,245,134              2,908,441
  Accumulated deficit...................................................................    (3,284,939)            (3,246,005)
                                                                                        --------------------------------------
      Total.............................................................................        54,695               (274,376)
  Less:  80,468 shares of treasury stock, at cost.......................................       (54,292)               (54,292)
                                                                                        --------------------------------------
      TOTAL SHAREHOLDERS' DEFICIENCY....................................................            403              (328,668)
                                                                                        --------------------------------------

        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY..................................$           403         $       1,961
                                                                                        =====================================



                       SEE NOTES TO FINANCIAL STATEMENTS.
- ------------------------------------------------------------------------------------------------------------------------------------


                                       F3




                           ORBIS, INC. AND SUBSIDIARY
                           ==========================
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994


- ------------------------------------------------------------------------------------------------------------------------------------


                                                                           1996                  1995                  1994
                                                                           ----                  ----                  ----


OPERATING EXPENSES...................................................     $37,076               $  6,633            $  93,839
                                                                          ---------------------------------------------------

LOSS FROM OPERATIONS.................................................     (37,076)                (6,633)             (93,839)
                                                                         ----------------------------------------------------

OTHER INCOME (EXPENSE):
  Professional fees..................................................
  Interest expense...................................................                            (26,700)             (26,250)
  Accounts payable settlements.......................................                                                  18,319
  Miscellaneous income (loss)........................................      (1,858)                                        450
                                                                        -----------------------------------------------------
    OTHER INCOME (EXPENSE), NET......................................      (1,858)               (26,700)              (7,481)
                                                                        -----------------------------------------------------

NET LOSS.............................................................    $(38,934)              $(33,333)           $(101,320)
                                                                         ====================================================


LOSS PER SHARE.......................................................    $   (.01)              $   (.01)           $    (.01)




                       SEE NOTES TO FINANCIAL STATEMENTS.
- ------------------------------------------------------------------------------------------------------------------------------------


                                       F4


                           ORBIS, INC. AND SUBSIDIARY
                           ==========================
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- ------------------------------------------------------------------------------------------------------------------------------------


                                            Preferred Stock                 Common Stock                Paid-in          Retained
                                       Shares           Amount        Shares             Amount         Capital          Earnings
                                       ------           ------        ------             ------         -------          --------


BALANCE, MARCH 31, 1993.............    400,000      $  400,000       5,913,782        $59,138         $2,509,312      $(3,111,352)

Conversion of preferred stock.......   (400,000)       (400,000)        400,000          4,000            396,000

Issuance of common stock............                                      5,000             50              3,129

Net loss for the year...............                                                                                      (101,320)
                                    ------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1994.............          0               0       6,318,782         63,188          2,908,441       (3,212,672)

Net loss for the year...............                                                                                       (33,333)
                                    ------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1995.............          0               0       6,318,782         63,188          2,908,441       (3,246,005)

Conversion of debt to equity........                                  3,131,218         31,312            336,693

Net loss for the year...............                                                                                       (38,934)
                                    ------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1996.............           0    $         0       9,450,000        $94,500         $3,245,134      $(3,284,939)
                                    ================================================================================================






                                                Treasury Stock
                                            Shares          Amount           Total
                                            ------          ------           -----


BALANCE, MARCH 31, 1993.............        80,468         $54,292        $(197,194)

Conversion of preferred stock.......

Issuance of common stock............                                           3,179

Net loss for the year...............                                        (101,320)
                                    ------------------------------------------------

BALANCE, MARCH 31, 1994.............         80,468          54,292         (295,335)

Net loss for the year...............                                         (33,333)
                                    ------------------------------------------------

BALANCE, MARCH 31, 1995.............         80,468          54,292         (328,668)

Conversion of debt to equity........                                         368,005

Net loss for the year...............                                         (38,934)
                                    ------------------------------------------------
BALANCE, MARCH 31, 1996.............
                                             80,468         $54,292     $        403
                                    ================================================


                       SEE NOTES TO FINANCIAL STATEMENTS.
- ------------------------------------------------------------------------------------------------------------------------------------


                                       F5






                           ORBIS, INC. AND SUBSIDIARY
                           ==========================
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- ------------------------------------------------------------------------------------------------------------------------------------


                                                                           1996                  1995                  1994
                                                                           ----                  ----                  ----

CASH PROVIDED BY:
  Operating activities:
    Net loss.........................................................    $(38,934)              $(33,333)           $(101,320)
    Items in net loss not affecting cash:
      Depreciation and amortization..................................                                                  68,126
      Write off of deposits..........................................       1,765
    Increase (decrease) in cash from changes in assets and liabilities:
        Accounts receivable..........................................                                                  25,000
        Prepaid expenses and deposits................................                                990
        Accounts payable.............................................                                                   6,774
        Accrued expenses.............................................      37,376                 33,770                6,270
                                                                      -------------------------------------------------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES..................         207                  1,427                4,850
                                                                      -------------------------------------------------------


CASH USED FOR FINANCING ACTIVITIES:
    Repayment of long-term debt......................................                             (1,500)              (4,850)
                                                                     --------------------------------------------------------
          NET CASH USED FOR FINANCING ACTIVITIES.....................                             (1,500)              (4,850)
                                                                     --------------------------------------------------------

NET INCREASE (DECREASE) IN CASH......................................         207                    (73)                   0

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........................          96                    169                  169
                                                                       ------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR...............................   $     303               $     96              $   169
                                                                        =====================================================



SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION:
  Cash paid during the year for:
    Interest......................................................... $         0               $      0              $     0
                                                                      =======================================================



                       SEE NOTES TO FINANCIAL STATEMENTS.
- ------------------------------------------------------------------------------------------------------------------------------------

                                       F6



                            ORBIS INC. AND SUBSIDIARY
                            =========================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- --------------------------------------------------------------------------------

1.       SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

                  On April 1, 1989 Orbis Acquisition, Inc. (a wholly-owned subsidiary) acquired all of the outstanding common stock of Systems and Solutions, Inc. and changed its name to Orbis Medical, Inc. All material intercompany transactions and balances have been eliminated in consolidation and are recorded using the purchase method of accounting.

         NATURE OF BUSINESS

                  The Company manufactures and markets application software products designed for use on Hewlett Packard computers by health maintenance organizations (HMOs) and furnishes related professional services to HMOs on customer-funded enhancements of the Company's software products.

                  The Company has suspended active business at the present time until anticipated corporate restructuring occurs.

         REVENUE RECOGNITION POLICY

                  Revenue  is   recognized   as  services  are   performed   and
         installations are completed.

         COMPUTER SOFTWARE DEVELOPMENT COSTS

                  Pursuant to the Financial Accounting Standards Board Statement No. 86, the Company capitalizes the cost of computer software to be sold, leased or otherwise marketed.

                  Expenses incurred to establish the technological feasibility of a product are expensed. Subsequent development costs are capitalized. The amounts amortized for the years ended March 31, 1996, 1995, and 1994 were $0, $0 and $68,079, respectively.


         PUBLIC STOCK OFFERING COSTS

                  Public stock offering costs have been netted against the proceeds from the offering.


         CASH EQUIVALENTS

                  The Company considers all highly liquid debt instruments, with maturities of three months or less, to be cash equivalents.


         EQUIPMENT, FIXTURES AND SOFTWARE

                  Equipment,   fixtures  and  software  are  recorded  at  cost.
         Depreciation and amortization are computed on the straight-line method over the assets' useful lives for financial reporting purposes.





                                                                     (CONTINUED)
- --------------------------------------------------------------------------------

                                       F7




                            ORBIS INC. AND SUBSIDIARY
                            =========================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- --------------------------------------------------------------------------------

1.       SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ORGANIZATION COSTS

                  Organization costs are amortized on a straight-line basis over a sixty month period. These costs are fully amortized as of March 31, 1994.


         OTHER MATTERS

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.



2.       EQUIPMENT, FIXTURES AND SOFTWARE


                  At March 31, 1996 and 1995, equipment, fixtures and software consist of the following:

                                                                                                1996                   1995
                                                                                                ----                   ----

                  Computer equipment....................................................    $   61,579            $    61,579
                  Purchased software programs...........................................        60,511                 60,511
                  Developed software programs...........................................       446,874                446,874
                  Office furniture and equipment........................................        16,067                 16,067
                                                                                            ---------------------------------
                    Total...............................................................       585,031                585,031
                  Less:  accumulated depreciation and amortization......................      (585,031)              (585,031)
                                                                                            ---------------------------------
                    NET EQUIPMENT, FIXTURES AND SOFTWARE................................    $        0            $         0
                                                                                            =================================



3.       LONG-TERM DEBT

                  Long-term debt at March 31, 1996 and 1995, is as follows:

                                                                                                  1996                1995
                                                                                                  ----                ----

         Settlement  agreement with a financial  institution totaling $18,000 in accordance with the following payment  schedule:  (1) $500 on or before
         June 30, 1994;  and (2) thirty five monthly  payments of $500,  due and payable on the first day of each month,  beginning August 1, 1994, with the final  monthly  payment due on or before June 1, 1997. In the event that the Company defaults on a payment, the financial institution shall be entitled to the full amount of the  settlement  including  all costs incurred and all  post-judgement  interest accrued.  During fiscal year ended March 31, 1996, this debt was assumed by certain shareholders in
         exchange for stock...................................................................     $0                $16,500
 .

                                                                     (CONTINUED)

- --------------------------------------------------------------------------------

                                       F8



                            ORBIS INC. AND SUBSIDIARY
                            =========================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- --------------------------------------------------------------------------------

3.       LONG-TERM DEBT (CONTINUED)

                                                                                                  1996                1995
                                                                                                  ----                ----

         Note payable to Celestial Management,  Ltd. The principal sum is due in installments as follows:  (1) $87,500 on September 30, 1991 or upon the closing date of a private  offering of any  securities  of the Company, whichever is earlier;  and (2) $87,500 or the entire principal  balance then due on July 31, 1998 or the closing  date for the public  offering of any  securities  of the Company  whichever  is earlier.  The Company agrees to pay interest on the unpaid  principal  balance from the issue date until payment in full, monthly, at a rate of 15 percent per annum:
         currently in default.  During  fiscal year ended March 31,  1996,  this
         note was converted to common stock of the Company.....................................      0                175,000
                                                                                                 ----------------------------
                    Total long-term debt.......................................................                       191,500
                  Less:  current portion.......................................................      0                 96,500
                                                                                                 ----------------------------
                    NET LONG-TERM DEBT.........................................................     $0               $ 95,000
                                                                                                 ============================



                  Cash paid for interest during the years ended March 31, 1996, 1995 and 1994 was $0, $0, and $0, respectively.



4.       INCOME TAXES

                  The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred income tax assets and liabilities are calculated based on their estimated effect on future cash flows. The new method generally differs from the former method because sources of taxable income other than reversals of existing taxable temporary differences are considered in the deferred tax calculations.

                  The net current and noncurrent deferred tax asset as presented in the accompanying balance sheet consists of the following:

         Deferred tax asset................................   $934,600
         Valuation allowance...............................   (934,600)
                                                             ---------
                                                             $       0
                                                             =========


                  The valuation allowance at March 31, 1995 was $921,400 representing a net increase of approximately $13,200.

                  The deferred tax asset balance is the result of net operating loss carryforwards.

                  A valuation allowance has been recorded for the deferred tax assets as it is more likely than not that the deferred tax asset will not be realized.

                  The Company has available research activities credits, investment tax credits and jobs tax credit carryforwards totaling approximately $167,000 expiring at various dates through 2005, and a net operating loss carryforward of approximately $2,700,000 expiring at various dates through 2005.

                                                                     (CONTINUED)
- --------------------------------------------------------------------------------



                                       F9


                            ORBIS INC. AND SUBSIDIARY
                            =========================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- --------------------------------------------------------------------------------

5.       RELATED PARTY TRANSACTIONS

                  In June of 1990, Jonathan Alan Group, Inc., a related party, assumed $229,009 in debt owed to a former shareholder. Jonathan Alan Group, Inc. agreed to convert $129,009 of this assumed obligation into 1,822,714 shares of common stock. The remaining $100,000 was recorded as a note payable, however as of March 31, 1991, no formal note has been executed. In September 1991, the note was converted into 100,000 shares of one dollar par value preferred stock convertible into common stock of the Company as explained in Note 10. On June 16, 1993, the Board of Directors authorized the Company to convert the preferred stock into 100,000 shares of the Company's common stock.

                  On August 22, 1991, the Company acquired all assets and rights to a yogurt chain from Celestial Management, Ltd. The yogurt chain was acquired by the Company through the issuance of two secured promissory notes for $300,000 and $175,000 to Celestial Management, Ltd. In September of 1991, the $300,000 promissory note was paid by the issuance of 300,000 shares of one dollar par value preferred stock convertible into common stock of the Company as explained in Note 10. On September 30, 1991, a principal payment of $87,500 was due on the $175,000 promissory note. As of March 31, 1992, no payment has been made and the note is considered to be in default. On June 16, 1993, the Board of Directors authorized the Company to convert the preferred stock into 300,000 shares of the Company's common stock. On November 15, 1995, this $175,000 note plus $94,050 of accrued interest was converted into 1,350,000 shares of common stock and 100,000 warrants.

                  The Company has received advances from a partnership, in which the partners are also Directors or shareholders of the Company. The amounts due to the partnership are payable upon demand. Interest is payable at the applicable federal rate. The amounts due to the partnership for the years ended March 31, 1996 and 1995, is $0 and $36,044, respectively. During fiscal year ended March 31, 1996, these advances were converted to common stock of the Company.


6.       COMMON STOCK TRANSACTIONS

                  On June 16, 1993, the Company converted 400,000 shares of preferred stock into 400,000 shares of common stock. Also on this date, the Company issued 5,000 shares of common stock as part of payment in full of their outstanding balance with a creditor.

                  On November 16, 1995, the Company converted all of its debt into equity and issued 3,131,218 shares of common stock. Of this debt, $82,456 was due to related parties, $191,500 plus accrued interest of $94,050 was due to third parties for a grand total of $368,006.

                  The Company also issued 100,000 three year warrants to purchase additional shares of common stock at $.0777 to a third party in the conversion. (Upon execution of the reverse stock split discussed in Note 12, the purchase price will increase to $1.40.)



7.       PREFERRED STOCK TRANSACTIONS

                  The Company converted the $300,000 note payable to Celestial Management, Inc. as well as a prior $100,000 debenture payable to Jonathan Alan into preferred stock of the Company. See Note 5.

                  On June 16, 1993, the Board of Directors authorized the Company to convert the 400,000 shares of preferred stock into 400,000 shares of common stock.

                                                                     (CONTINUED)

- --------------------------------------------------------------------------------


                                      F10



                            ORBIS INC. AND SUBSIDIARY
                            =========================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- --------------------------------------------------------------------------------

8.       STOCK OPTIONS

                  An aggregate of 400,000 shares of common stock is reserved for issuance under the Company's 1987 Stock Option Plan (the "1987 Plan"), which was approved by the Board of Directors as of December 17, 1987, amended on July 26, 1988 and ratified by the stockholders of the Company on September 7, 1988. The terms of the 1987 Plan are identical to those of the 1986 Plan, except that (i) the employees need not agree in writing to remain in the employ of the Company for one year after being granted an option to be eligible to exercise it but will not be granted options until they have served for one year; (ii) directors of the Company who have served as directors for a period of at least one full year (except for directors who are full-time employees of the Company) are eligible to be granted options; and (iii) the Company does not have a repurchase option in the event that the employee competes directly or indirectly with the Company during the period of employment or for two years thereafter, as the 1986 Plan does.

                  On December 1, 1988, the Company authorized the issuance of stock options under the 1987 Plan to all qualified Directors of the Company who have served for at least one year in the amount of 10,000 shares to each Director at 80 percent of the market value of the Company's common stock as of December 1.



9.       EARNINGS PER SHARE

                  Earnings per share amounts are computed based on the weighted average number of shares outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options, which are considered to be common stock equivalents. The number of shares used in the computations was 9,450,000 in 1996 and 6,318,782 in 1995.




10.      CONTINUING OPERATIONS

                  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years due to the depressed conditions of health maintenance organizations. The Company has used substantially all of its working capital to maintain the corporate existence.

                  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and resumption of operations.

                  In an effort to maintain the value of its HMO software products, the Company is attempting to negotiate license agreements which, if successful, could provide the Company with future royalties.

                  As discussed in Note 5, a related party, is currently providing necessary operating cash flow through cash infusions.

                  The related party's current intent is to seek a sale or merger of the Company, as discussed in Note 12.



                                                                     (CONTINUED)

- --------------------------------------------------------------------------------


                                      F11



                            ORBIS INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- --------------------------------------------------------------------------------

11.      ACCOUNTS PAYABLE SETTLEMENTS

                  In  exchange  for  partial  payments,   certain  vendors  have
         forgiven remaining amounts owed to them for services and products acquired by the Company in previous years.



12.      SUBSEQUENT EVENTS

                  The Company has entered into a letter of intent with Triple I Corporation (a manufacturer of optical imaging machinery) whereby Orbis, Inc. will exchange up to 90% of common stock for 100% of Triple I Corporation's common stock; conduct a reverse stock split, and change its name to Industrial Imaging Corporation.




































                                                                     (CONCLUDED)
- --------------------------------------------------------------------------------



                                      F12










                          Financial Statement Schedule
                                    S1 - S6








                                                                                                                         SCHEDULE II
                           ORBIS, INC. AND SUBSIDIARY
                           ==========================
            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES.

                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- ------------------------------------------------------------------------------------------------------------------------------------


          Column A          Column B    Column C                     Column D                                    Column E
          --------          --------    --------                     --------                                    --------

                           Balance at                                Deductions                          Balance at end of Period
                                                                     ----------                          ------------------------
                            Beginning                     (1)                          (2)                 (1)          (2)
        Name of Debtor      of Period   Additions  Amounts Collected           Amounts Written Off       Current    Net Current
        --------------      ---------   ---------  -----------------           -------------------       -------    -----------

Year ended March 31, 1996    $- 0 -                                                                                    $- 0 -

Year ended March 31, 1995    $- 0 -                                                                                    $- 0 -

Year ended March 31, 1994    $- 0 -                                                                                    $- 0 -





- ------------------------------------------------------------------------------------------------------------------------------------



                                       S1



                                                                                                                          SCHEDULE V

                           ORBIS, INC. AND SUBSIDIARY
                           ==========================
                          PROPERTY, PLANT AND EQUIPMENT
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- ------------------------------------------------------------------------------------------------------------------------------------

          Column A                  Column B    Column C    Column D             Column E                      Column F
          --------                  --------    --------    --------             --------                      --------

                                   Balance at
                                    Beginning   Additions                    Other Changes Add                Balance at
        Classification              of Period    at cost    Retirements      (Deduct) Describe               End of Period
        --------------              ---------    -------    -----------       ----------------               -------------


  Computer equipment............. $  61,579                                                                  $  61,579
  Purchased software programs....    60,511                                                                     60,511
  Developed software programs....   446,874                                                                    446,874
  Leasehold improvements.........    16,067                                                                     16,067

YEAR ENDED MARCH 31, 1995:
  Computer equipment............. $  61,579                                                                  $  61,579
  Purchased software programs....    60,511                                                                     60,511
  Developed software programs....   446,874                                                                    446,874
  Office furniture and equipment.    16,067                                                                     16,067

YEAR ENDED MARCH 31, 1994:
  Computer equipment............. $  61,579                                                                  $  61,579
  Purchased software programs....    60,511                                                                     60,511
  Developed software programs....   446,874                                                                    446,874
  Office furniture and equipment.    16,067                                                                     16,067



- ------------------------------------------------------------------------------------------------------------------------------------



                                       S2




                                                                                                                         SCHEDULE VI

                           ORBIS, INC. AND SUBSIDIARY
                           ==========================
 ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- ------------------------------------------------------------------------------------------------------------------------------------

          Column A                           Column B          Column C     Column D          Column E            Column F
          --------                           --------          --------     --------          --------            --------

                                            Balance at
                                             Beginning         Additions                  Other Changes Add      Balance at
        Classification                       of Period          at cost     Retirements   (Deduct) Describe     End of Period
        --------------                       ---------          -------     -----------    ----------------     -------------


YEAR ENDED MARCH 31, 1996:
  Computer equipment...................    $  61,579                                                            $  61,579
  Purchased software programs..........       60,511                                                               60,511
  Developed software programs..........      446,874                                                              446,874
  Leasehold improvements...............       16,067                                                               16,067

YEAR ENDED MARCH 31, 1995:
  Computer equipment...................    $  61,579                                                            $  61,579
  Purchased software programs..........       60,511                                                               60,511
  Developed software programs..........      446,874                                                              446,874
  Office furniture and equipment.......       16,067                                                               16,067

YEAR ENDED MARCH 31, 1994:
  Computer equipment...................    $  61,579                                                            $  61,579
  Purchased software programs..........       60,511                                                               60,511
  Developed software programs..........      378,795          $68,079                                             446,874
  Office furniture and equipment.......       16,067                                                               16,067




- ------------------------------------------------------------------------------------------------------------------------------------



                                       S3





                                                                                                                       SCHEDULE VIII
                           ORBIS, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- ------------------------------------------------------------------------------------------------------------------------------------



                                             Balance at
                                             Beginning     Charged to Costs   Charged to Other      Deductions -    Balance at end
            Decription                       of Period       and Expenses    Accounts - Describe      Describe       of the period
            ----------                       ---------       ------------    -------------------      --------       -------------


YEAR ENDED MARCH 31, 1996
 Deducted from asset accounts:
    Allowance for doubtful accounts.........   $126,466                                                               $126,466


YEAR ENDED MARCH 31, 1995:
 Deducted from asset accounts:
    Allowance for doubtful accounts.........   $126,466                                                               $126,466


YEAR ENDED MARCH 31, 1994:
 Deducted from asset accounts:
    Allowance for doubtful accounts.........   $126,466                                                               $126,466


- ------------------------------------------------------------------------------------------------------------------------------------




                                       S4


                                                                                                                         SCHEDULE IX

                           ORBIS, INC. AND SUBSIDIARY
                           ==========================
                              SHORT TERM BORROWINGS

- ------------------------------------------------------------------------------------------------------------------------------------

 Column A               Column B               Column C            Column D             Column E               Column F
- ----------              --------               --------            --------             --------               --------


                                                                                                               Weighted
                                                                     Maximum             Average                average
Category of                                     Weighted             amount              amount                interest
aggregate                 Balance                average           outstanding         outstanding               rate
short-term                at end                interest             during              during                 during
borrowings               of period                rate             the period          the period             the period


Notes payable to banks
(bank borrowings):

FYE 3/31/96              $      0                   N/A                 N/A                N/A                    N/A

FYE 3/31/95              $      0                   N/A                 N/A                N/A                    N/A

FYE 3/31/94              $      0                   N/A                 N/A                N/A                    N/A




         The average amount outstanding during the period represents the average daily principal balances outstanding during the period.

         The weighted average interest rate during the period was computed by dividing the actual interest incurred on short-term borrowings by the average short-term borrowings.




- ------------------------------------------------------------------------------------------------------------------------------------


                                       S5


                                                                                                                       EXHIBIT 11.2


                           ORBIS, INC. AND SUBSIDIARY
                           ==========================
                 STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                     Year Ended March 31
                                                                                     -------------------

                                                                         1996                  1995                  1994
                                                                         ----                  ----                  ----

Primary:
  Weighted average shares outstanding............................       7,494,061              6,238,314            6,237,287

Net loss.........................................................     $   (38,934)           $   (33,333)         $  (101,320)
                                                                      -------------------------------------------------------

Loss per share...................................................     $      (.01)           $      (.01)         $      (.02)
                                                                     ========================================================




















- ------------------------------------------------------------------------------------------------------------------------------------




                                       S6