Form 10-Q
period 1996-06-30
ORBIS INC
filed 1996-08-26
CIK 799514

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended                                     Commission File
June 30, 1996                                                    Number 0-15520


                                   ORBIS, INC.
               (Exact name of registrant as specified in charter)


RHODE ISLAND                                            05-0396504
- ------------                                            ----------
(State or other jurisdiction of              (IRS - Employer Identification No.)
incorporation or organization)

2 Charles Street
Providence, RI                                                02904
- --------------                                                -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code:            (401) 861-4228

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


Yes      X                    No
       -----                       -----


Number of shares of Common Stock outstanding at June 30, 1996:
9,450,000 (does not include 80,468 shares of treasury stock)

Number of shares of Preferred Stock outstanding at June 30, 1996:
None










                                TABLE OF CONTENTS

                                   ORBIS, INC.




PART I   -    FINANCIAL INFORMATION

     Balance Sheet
     at June 30, 1996 and March 31, 1996 - - - - - - - - - - - - - - - - - - - -


     Statements of Operations
     for the three months ended June 30, 1996  and 1995 - - - - - - - - - - - -


     Statements of Cash Flows
     for the three months ended June 30, 1996 and 1995 - - - - - - - - - - - - -


     Notes to Financial Statements - - - - - - - - - - - - - - - - - - - - - - -


     Management's Discussion of Analysis of Financial Condition and
     Results of Operations - - - - - - - - - - - - - - - - - - - - - - - - - - -


PART II  -   OTHER INFORMATION



                                                          ORBIS, INC.
                                                  CONSOLIDATED BALANCE SHEETS
                                             at June 30, 1996 and March 31, 1996




                                                                                     June 30                    March 31
                                                                                      1996                        1996
                                                                                      ----                        ----
ASSETS                                                                             (unaudited)                 (audited)
Current Assets:

   Cash ......................................                                 $                  120    $                  303
   Receivables ...............................                                                126,466                   126,466
   Allowance for doubtful accounts ...........                                               (126,466)                 (126,466)
   Prepaid expenses ..........................                                                    100                       100
                                                                                ---------------------     ---------------------
     Total current assets ....................                                 $                  220    $                  403

Equipment and fixtures, at cost (Net of
  accumulated depreciation of $ 585,031 in
  June 1996, and $ 585,031 in March 1996)                                                           0                         0
Other assets .................................                                                      0                         0
                                                                                ---------------------     ---------------------
         Total Assets ........................                                 $                  220    $                  403
                                                                                =====================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Current portion of long-term debt .........                                 $                    0    $                    0
   Other current liabilities .................                                                  1,000                         0
                                                                                ---------------------     ---------------------
     Total current liabilities ...............                                 $                1,000    $                    0


Long-term debt ...............................                                                      0                         0
                                                                                ---------------------     ---------------------
         Total Liabilities ...................                                 $                1,000    $                    0
                                                                                ---------------------     ---------------------

Stockholders' Equity

 Common stock and additional
   paid-in capital ...........................                                 $            3,339,634    $            3,339,634
 Preferred Stock .............................                                                      0                         0
 Retained earnings (deficit)..................                                             (3,286,122)               (3,284,939)
 Treasury stock ..............................                                                (54,292)                  (54,292)
                                                                                ---------------------     ---------------------
     Net stockholders' equity ................                                 $                 (780)   $                  403
                                                                                ---------------------     ---------------------
 Total Liabilities and Stockholders' Equity ..                                 $                  220    $                  403
                                                                                =====================     =====================



                                                      ORBIS, INC.

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Quarter Ended
                                                          --------------------------
                                                          June 30,           June 30,
                                                            1996               1995
                                                            ----               ----

                                                                   (unaudited)

Professional Services ......................           $             0    $              0
Licenses, facilities management,
  packages and VAR sales ...................                         0                   0
                                                        --------------     ---------------
Gross Income ...............................                         0                   0
Cost of Goods Sold .........................                         0                   0
                                                        --------------     ---------------
Gross Profit ...............................                         0                   0

Operating Expenses .........................                     1,183               3,344
                                                        --------------     ---------------
Income (Loss) From Operations ..............                    (1,183)             (3,344)
                                                        --------------     ---------------

Other Income (Expense): ....................

  Net gain (loss) on disposition of assets .                         0                   0
  Interest income ..........................                         0                   0
  Interest expense .........................                         0                   0
  Miscellaneous income (expense)............                         0                   0
                                                        --------------     ---------------
    Total other income (expense) net .......                         0                   0

Net Income (loss)                                               (1,183)             (3,344)
                                                        ==============     ===============

Earnings (loss) per share ..................                  ($0.0001)           ($0.0005)

Shares used in computing net income (loss)
  per share.................................                 9,450,000           6,318,782






ORBIS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
______________________________________________________________________________

                                                                      1996                 1995
                                                                      ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss).....................................           $           (1,183)  $           (3,344)
                                                               ------------------   ------------------
Adjustments to reconcile net income to cash used for
  operating activities:
  Depreciation and amortization ....................
  (Gain) loss on disposition of assets .............
  Provision for uncollectible accounts .............
  Changes in assets and liabilities:
    Accounts receivable ............................
    Investments ....................................
    Prepaid expenses and deposits ..................                                              (150)
    Trade notes receivable .........................
    Accounts payable ...............................                        1,000                4,100
    Accrued expenses ...............................                                              (500)
                                                               ------------------   ------------------
Total adjustments ..................................                        1,000                3,450
                                                               ------------------   ------------------
NET CASH USED FOR OPERATING ACTIVITIES .............                         (183)                 106
                                                               ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets .......................
                                                               ------------------   ------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES ..........                            0                    0
                                                               ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt ........................
Conversion of long term debt to equity .............
Proceeds from long-term debt .......................
Repayment of line-of-credit borrowings .............
                                                               ------------------   ------------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                            0                    0
                                                               ------------------   ------------------
NET INCREASE (DECREASE) IN CASH ....................                         (183)                 106

CASH AND CASH EQUIVALENTS, APRIL 1 .................                          303                   96
                                                               ------------------   ------------------
CASH AND CASH EQUIVALENTS, JUNE 30 .................                         $120                 $202
                                                               ==================   ==================


See supplemental disclosures to statements of cash flows.




ORBIS INC. AND SUBSIDIARY

SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995
______________________________________________________________________________

                                                                1996                 1995
                                                                ----                 ----
CASH PAID DURING THE PERIOD FOR:
Interest ............................................       $          0        $          0
Income taxes ........................................                  0                   0


______________________________________________________________________________



                          NOTES TO FINANCIAL STATEMENTS


                                   ORBIS, INC.
                                   (UNAUDITED)



1. In management's opinion, the accompanying financial statements reflect all adjustments which are necessary to present fairly the Company's financial positions as of June 30, 1996 and the results of its operations and changes in its financial position for the interim periods ended June 30, 1996 and June 30, 1995.





                                     PART I


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANAYLSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   ORBIS, INC.




RESULTS OF OPERATIONS

The net loss before taxes for the three month period ending June 30, 1996 was $1,183 which compares with a loss of $3,344 over the corresponding period one year ago.

The Company did not have any new sales for the period nor does the Company have any full-time employees at the present time. The officers and directors of the Company continue to work on a part-time basis without compensation in an effort to curtail expenses.



LIQUIDITY AND CAPITAL RESOURCES


An Information Statement was filed with the Securities and Exchange Commission on July 12, 1996 and is hereby incorporated by reference and is presently being amended. The Company expects that the meeting of stockholders will be held during early September 1996.









                                     PART II

                                OTHER INFORMATION




Item 1.           Legal Proceedings:                          Not applicable

Item 2.           Changes in Securities:                      Not applicable

Item 3.           Defaults upon Senior Securities:            Not applicable

Item 4.           Submission of Matters to a
                  Vote of Security:                           Not applicable

Item 5.           Other information:                          Not applicable

Item 6.           Exhibits and Reports on FORM 8-K:  None





                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ORBIS, INC.
                                   ---------------------
                                   Registrant



August 26, 1996                    By: /s/ Pasquale Ruggieri
                                      ----------------------
                                   Pasquale Ruggieri, Chief Executive Officer,
                                   President, Director
                                   and on behalf of the Registrant