Form 10-Q/A
period 1996-06-30
ORBIS INC
filed 1996-10-10
CIK 799514

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                AMENDEMENT NO. 1
                                       TO

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended                                     Commission File
June 30, 1996                                                    Number 0-15520


                                   ORBIS, INC.
               (Exact name of registrant as specified in charter)


RHODE ISLAND                                            05-0396504
------------                                            ----------
(State or other jurisdiction of              (IRS - Employer Identification No.)
incorporation or organization)

2 Charles Street
Providence, RI                                                02904
--------------                                                -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code:            (401) 861-4228

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


                                   ORBIS, INC.
                                   ---------------------
                                   Registrant



October 9, 1996                    By: /s/ Pasquale Ruggieri
                                      ----------------------
                                   Pasquale Ruggieri, Chief Executive Officer,
                                   President, Director
                                   and on behalf of the Registrant