Form 10-Q
period 1996-09-30
ORBIS INC
filed 1996-11-14
CIK 799514

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended                                     Commission File
September 30, 1996                                               Number 0-15520


                                   ORBIS, INC.
               (Exact name of registrant as specified in charter)


RHODE ISLAND                                              05-0396504
(State or other jurisdiction of              (IRS - Employer Identification No.)
incorporation or organization)

2 Charles Street
Providence, RI                                                02904
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code:            (401) 861-4228

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


Yes      __X___                     No      _____


Number of shares of Common Stock outstanding at September 30, 1996:
9,450,000 (does not include 80,468 shares of treasury stock)

Number of shares of Preferred Stock outstanding at September 30, 1996:
None







                                TABLE OF CONTENTS

                                   ORBIS, INC.




PART I   -    FINANCIAL INFORMATION

     Balance Sheet
     at September  30, 1996 and March 31, 1996 - - - - - - - - - - - - - - - - -

     Statements of Operations
     for the three months ended September 30, 1996 and 1995 and six months ended September 30, 1996 and 1995

     Statements of Cash Flows
     for the six months  ended  September  30,  1996 and 1995 - - - - - - - - -

     Notes to Financial Statements - - - - - - - - - - - - - - - - - - - - - - -

     Management's Discussion of Analysis of Financial Condition and
     Results of Operations - - - - - - - - - - - - - - - - - - - - - - - - - - -


PART II  -   OTHER INFORMATION



                                   ORBIS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    at September 30, 1996 and March 31, 1996




                                                                                        Sept. 30                   March 31
                                                                                          1996                       1996
                                                                                      -----------                 ----------
ASSETS                                                                                (unaudited)                 (audited)
Current Assets:

   Cash .............................................                            $              324          $             303
   Receivables ...............................                                              126,466                    126,466
   Allowance for doubtful accounts ...........                                             (126,466)                  (126,466)
   Prepaid expenses ..........................                                                  100                        100
                                                                                      -------------               ------------
     Total current assets ...........................                            $              424          $             403

Equipment and fixtures, at cost (Net of
  accumulated depreciation of $ 585,031 in
  September 1996, and $ 585,031 in March 1996)                                                    0                          0
Other assets ................................                                                     0                          0
                                                                                      -------------               ------------
         Total Assets ...............................                            $              424          $             403
                                                                                      =============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Current portion of long-term debt ................                            $                0          $               0
   Other current liabilities .................                                                2,300                          0
                                                                                      -------------               ------------
     Total current liabilities ......................                            $            2,300          $               0


Long-term debt ...............................                                                    0                          0
                                                                                      -------------               ------------
         Total Liabilities ..........................                            $            2,300          $               0
                                                                                      -------------               ------------

Stockholders' Equity

 Common stock and additional
   paid-in capital ..................................                            $        3,339,634          $       3,339,634
 Preferred Stock .............................                                                    0                          0
 Retained earnings (deficit)..................                                           (3,287,218)                (3,284,939)
 Treasury stock ..............................                                              (54,292)                   (54,292)
                                                                                      -------------               ------------
     Net stockholders' equity .......................                            $           (1,876)         $             403
                                                                                      -------------               ------------
 Total Liabilities and Stockholders' Equity .                                    $              424          $             403
                                                                                      =============               ============


                                   ORBIS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                Quarter Ended                              Six Months Ended
                                                         --------------------------                   --------------------------
                                                        Sept. 30,          Sept. 30,                 Sept. 30,           Sept. 30,
                                                           1996              1995                      1996                1995
                                                     --------------     --------------             --------------     --------------
                                                       (unaudited)                                   (unaudited)
Professional Services ......................       $            0    $              0           $              0  $               0
Licenses, facilities management,
  packages and VAR sales ...................                    0                   0                          0                  0
                                                     --------------     --------------             --------------     --------------
Gross Income ...............................                    0                   0                          0                  0
Cost of Goods Sold .........................                                        0                          0                  0
                                                     --------------     --------------             --------------     --------------
Gross Profit ...............................                    0                   0                          0                  0

Operating Expenses .........................                1,096               2,582                      2,279              5,926
                                                     --------------     --------------             --------------     --------------
Income (Loss) From Operations ..............               (1,096)             (2,582)                    (2,279)            (5,926)
                                                     --------------     --------------             --------------     --------------

Other Income (Expense): ....................

  Net gain (loss) on disposition of assets .                    0                   0                          0                  0
  Interest income ..........................                    0                   0                          0                  0
  Interest expense .........................                    0                   0                          0                  0
  Miscellaneous income (expense)............                    0                   0                          0                  0
                                                     --------------     --------------             --------------     --------------
    Total other income (expense) net .......                    0                   0                          0                  0

Net Income (loss)                                          (1,096)             (2,582)                    (2,279)            (5,926)
                                                     ==============     ==============             ==============     ==============

Earnings (loss) per share ..................             ($0.0001)           ($0.0004)                  ($0.0002)          ($0.0009)

Shares used in computing net income (loss)
  per share.................................            9,450,000           6,318,782                  9,450,000          6,318,782





ORBIS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
------------------------------------------------------------------------------
                                                                                            1996                 1995
                                                                                            ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss).....................................                                    $    (2,279)        $    ($5,926)
                                                                                        ------------        -------------
Adjustments to reconcile net income to cash used for
  operating activities:
  Depreciation and amortization ....................
  (Gain) loss on disposition of assets .............
  Provision for uncollectible accounts .............
  Changes in assets and liabilities:
    Accounts receivable ............................
    Investments ......................................
    Prepaid expenses and deposits ..................                                                               1,615
    Trade notes receivable .........................
    Accounts payable ...............................                                          2,300                7,560
    Accrued expenses ...............................                                                                (500)
                                                                                        ------------        -------------
Total adjustments ..................................                                          2,300                8,675
                                                                                        ------------        -------------
NET CASH USED FOR OPERATING ACTIVITIES .............                                             21                2,749
                                                                                        ------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets .......................
                                                                                        ------------        -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES ..........                                              0                    0
                                                                                        ------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt ........................
Conversion of long term debt to equity .............
Proceeds from long-term debt .......................
Repayment of line-of-credit borrowings .............
                                                                                        ------------        -------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                              0                    0
                                                                                        ------------        -------------
NET INCREASE (DECREASE) IN CASH ....................                                             21                2,749

CASH AND CASH EQUIVALENTS, APRIL 1 .................                                            303                   96
                                                                                        ------------        -------------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30 ............                                           $324               $2,845

                                                                                        ============        =============


See supplemental disclosures to statements of cash flows.






ORBIS INC. AND SUBSIDIARY

SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
------------------------------------------------------------------------------

                                                            1996        1995
                                                            ----        ----
CASH PAID DURING THE PERIOD FOR:
Interest ............................................   $     0     $     0
Income taxes ........................................         0           0









                          NOTES TO FINANCIAL STATEMENTS


                                   ORBIS, INC.

                                  (UNAUDITED)



1. In management's opinion, the accompanying financial statements reflect all adjustments which are necessary to present fairly the Company's financial positions as of September 30, 1996 and the results of its operations and changes in its financial position for the interim periods ended September 30, 1996 and September 30, 1995.




                                     PART I


                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANAYLSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   ORBIS, INC.




RESULTS OF OPERATIONS

The net loss before taxes for the three month period ending September 30, 1996 was $1,096 which compares with a loss of $2,582 over the corresponding period one year ago. The net loss before taxes for the six month period ending September 30, 1996 was $2,279 which compares with a loss of $5,926 for the first six months of last year.

The Company did not have any new sales for the period nor does the Company have any full-time employees at the present time. The officers and directors of the Company continue to work on a part-time basis without compensation in an effort to curtail expenses.



LIQUIDITY AND CAPITAL RESOURCES


An Information Statement was filed with the Securities and Exchange Commission on July 12, 1996 and is hereby incorporated by reference and is presently being amended. The Company expects that the meeting of stockholders will be held during early December 1996.







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


                                                    ORBIS, INC.
                                               ---------------------
                                                    Registrant



November 6, 1996                  By: /s/ Pasquale Ruggieri
                                     ----------------------
                                     Pasquale Ruggieri, Chief Executive Officer,
                                     President, Director
                                     and on behalf of the Registrant