Form 10-Q
period 1996-12-31
INDUSTRIAL IMAGING CORP
filed 1997-02-14
CIK 799514

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarterly Period Ended                                Commission File Number
    December 31, 1996                                            1-55520
--------------------------                                ----------------------

                         Industrial Imaging Corporation.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                              05-0396504
-------------------------------                          -----------------------
(State of Other Jurisdiction                                (I.R.S. Employer
 Incorporation of Organization)                           Identification Number)


847 Rogers Street, Lowell, Massachusetts                               01842
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)


                                 (508) 937-5400
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X                 No
                                        ---                  ---

As of December 31, 1996, there were issued and outstanding 525,000 shares of Common Stock, $.01 par value.






                         INDUSTRIAL IMAGING CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

ITEM 1.       Financial Statements (Unaudited)

              Balance Sheets - December 31, 1996 and March 31, 1996.........   1

              Statements of Operations - Three Months Ended
                December 31, 1996 and December 31, 1995.....................   2

              Statements of Operations - Nine Months Ended
                December 31, 1996 and December 31, 1995.....................   3

              Statements of Cash Flows - Nine Months Ended
               December 31, 1996 and December 31, 1995......................   4

              Notes to Financial Statements - December 31, 1996.............   4

ITEM 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................   6

PART II - OTHER INFORMATION
---------------------------

ITEM 1.       Legal Proceedings.............................................   7

ITEM 2.       Changes in Securities.........................................   7

ITEM 3.       Defaults Upon Senior Securities...............................   7

ITEM 4.       Submission of Matters to a Vote of Security-Holders...........   7

ITEM 5.       Other Information.............................................   8

ITEM 6.       Exhibits and Reports on Form 8-K..............................   8

SIGNATURES..................................................................  10
----------






                                     PART I


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                         INDUSTRIAL IMAGING CORPORATION
                                 BALANCE SHEETS
                     at December 31, 1996 and March 31, 1996

                                                                                        Dec. 31            March 31
                                                                                        -------            --------
                                                                                         1996                1996
                                                                                         ----                ----
                                                                                      (unaudited)          (audited)
ASSETS
Current Assets:
     Cash                                                                          $            125   $            303
     Receivables                                                                            126,466            126,466
     Allowance for doubtful accounts                                                      (126,466)          (126,466)
     Prepaid expenses                                                                           100                100
                                                                                   ----------------   ----------------
         Total current assets                                                      $            225   $            403

Equipment and fixtures, at cost (Net of accumulated
     depreciation of $585,031 in December 1996, and $585,031 in
     December 1996, and $585,031 in March 1996)                                                   0                  0
Other assets                                                                                      0                  0
                                                                                   ----------------   ----------------
         Total Assets                                                              $            225   $            225
                                                                                   ================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Current portion of long-term debt                                             $              0   $              0
     Other current liabilities                                                               10,656                  0
                                                                                   ----------------   ----------------
         Total current liabilities                                                 $         10,656   $              0

Long-term debt                                                                                    0                  0

         Total Liabilities                                                         $         10,656   $              0
                                                                                   ----------------   ----------------
Stockholders' Equity

     Common stock and additional paid-in capital                                   $      3,339,634   $      3,339,634
     Preferred Stock                                                                              0                  0
     Retained earnings (deficit)                                                        (3,295,773)        (3,264,939)
     Treasury stock                                                                        (54,292)           (54,292)
                                                                                   ----------------   ----------------
         Net stockholders' equity                                                  $       (10,431)   $            403
                                                                                   ----------------   ----------------
Total Liabilities and Stockholders' Equity                                         $            225   $            403
                                                                                   ================   ================


                         INDUSTRIAL IMAGING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Quarter Ended                  Nine Months Ended
                                                                -------------                  -----------------
                                                                 December 31                       December 31
                                                            1996             1995            1996              1995
                                                           ------           ------          ------            ------
                                                                 (unaudited)                      (unaudited)
Professional Services                                  $             0  $             0  $             0  $             0
Licenses, facilities management,
   packages and VAR sales                                            0                0                0                0
                                                       ---------------  ---------------  ---------------  ---------------
Gross Income                                                         0                0                0                0
Cost of Goods Sold                                                                    0                0                0
                                                       ---------------  ---------------  ---------------  ---------------
Gross Profit                                                         0                0                0                0
Operating Expenses                                               8,555           32,958           10,834           38,864
                                                       ---------------  ---------------  ---------------  ---------------
Income (Loss) From Operations                                  (8,555)         (32,958)         (10,834)         (38,864)
                                                       ---------------  ---------------  ---------------  ---------------
Other Income (Expense)
   Net gain (loss) on disposition of assets                          0                0                0                0
   Interest Income                                                   0                0                0                0
   Interest Expense                                                  0                0                0                0
   Miscellaneous income (expense)                                    0                0                0                0
                                                       ---------------  ---------------  ---------------  ---------------
         Total other income (expense) net                            0                0                0                0
Net Income (loss)                                              (8,555)         (32,958)         (10,834)         (38,884)
                                                       ===============  ===============  ===============  ===============
Earnings (loss) per share                                     ($0.016)         ($0.063)         ($0.021)         ($0.074)
Shares used in computing net income
   (loss) per share (1)                                        525,000          525,000          525,000          525,000


                         INDUSTRIAL IMAGING CORPORATION

                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                                                         1996             1995
                                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net gain (loss)                                                                     $  (10,834)       $  (38,884)
                                                                                    -----------       -----------
Adjustments to reconcile net income to cash used for operating activities:
   Depreciation and amortization                                                              0                 0
   (Gain) loss on disposition of assets                                                       0                 0
   Provision for uncollectible accounts                                                       0                 0
   Changes in assets and liabilities:
         Accounts receivable                                                                  0                 0
         Investments
         Prepaid expenses and deposits                                                                      1,615
         Trade notes receivable
         Accounts payable                                                                10,656            37,877
         Accrued expenses                                                                                   (500)
                                                                                    -----------       -----------
Total adjustments                                                                        10,656            38,992
                                                                                    -----------       -----------
NET CASH USED FOR OPERATING ACTIVITIES                                                    (178)               108
                                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets                                                                  0                 0
                                                                                    -----------       -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                     0                 0
                                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of long-term debt                                                                             (368,006)
Conversion of long-term debt to equity                                                                    368,006
Proceeds from long-term debt
Repayment of line-of-credit borrowings

NET CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES                                                                                    0                 0
                                                                                    -----------       -----------
NET INCREASE (DECREASE) IN CASH                                                           (178)               108

CASH AND CASH EQUIVALENTS, APRIL 1                                                          303                96
                                                                                    -----------       -----------
CASH AND CASH EQUIVALENTS, DECEMBER 31                                              $       125       $       204
                                                                                    ===========       ===========

See supplemental disclosures to statements of cash flows.


                         INDUSTRIAL IMAGING CORPORATION

               SUPPLEMENTAL DISCLOSURES - STATEMENTS OF CASH FLOWS
                FOR THE PERIODS ENDED DECEMBER 31, 1996 AND 1995



                                                         1996           1995
                                                         ----           ----
CASH PAID DURING THE PERIOD FOR:
Interest                                                $   0          $   0
Income taxes                                                0              0



NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Industrial Imaging Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

         In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair statement of the interim financial data have been included. Results from operations for the three and nine month period ended December 28, 1996 and December 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1997.

         For further information, refer to the consolidated financial statements and the footnotes thereto for the year ended March 31, 1996, filed with the Securities and Exchange Commission in accordance with Rule 15(d)-2 of the Exchange Act of 1934.

         Net income (loss) per share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period and includes the 18:1 reverse stock split effected as part of the Company's reincorporation to a Delaware corporation on December 9, 1996.


NOTE 2.  SUBSEQUENT EVENTS

         On November 14, 1995, the Company filed an Information Statement with the Securities and Exchange Commission that disclosed a transaction pursuant to which 100% of Triple I's outstanding Common Stock, $.01 par value per share ("Triple I Common Stock"), would be exchanged for 90% of the outstanding Common Stock, $.01 par value per share (the "Company's Common Stock"), of the Company (the "Transaction"). Prior to the Transaction, the Company was a publicly held Rhode

Island corporation, whose only activity during the fiscal year had been expenses relating to filing fees and minimal overhead. The Transaction was approved by the Company's stockholders on December 5, 1996 at a Special Meeting of Stockholders. As part of the Transaction, the Company reincorporated to the state of Delaware, changed its name to Industrial Imaging Corporation (from Orbis, Inc.) and effected an 18:1 reverse stock split, all of which were completed on December 9, 1996. The exchange of shares was completed on February 1, 1997. The Transaction will be accounted for as a capital stock transaction and will be treated as a recapitalization of Triple I with Triple I as the acquirer (reverse acquisition). Management will record the Transaction as the issuance of stock and any costs of the Transaction will be charged to stockholders' equity, with no goodwill recorded.

         In December 1996, Dr. Harry Hsuan Yeh, a director and stockholder of the Company, loaned $150,000 to Triple I Corporation, in return for a twelve-month promissory note. On January 15, 1997, this note was converted to a two year subordinated promissory note, bearing an interest rate of 10% per annum. In addition, Dr. Yeh was issued 44,100 shares of Common Stock. On January 22, 1997, Dr. Yeh loaned another $50,000 to the Company in exchange for a subordinated promissory note and 14,700 shares of Common Stock. Both subordinated promissory notes contain the same terms as the Bridge Notes (defined below).

         In February 1997, the Company commenced the 1997 Bridge Financing to raise up to $600,000 through the sale of twelve (12) units ("Units"), each Unit consisting of a $50,000 subordinated promissory note bearing an annual interest rate of 10% ("Bridge Notes") and 10,714 shares of Common Stock. Aggregate proceeds to the Company were $250,000 as of February 14, 1997. The Bridge Notes are due two years after their issuance and payment is accelerated in the event the Company raises a certain amount of equity financing. The Bridge Notes will be repaid from the proceeds of the Offering and may be prepaid without penalty or premium. The Bridge Notes are unsecured and not guaranteed.








         In January, 1997, Centennial Technologies, Inc. ("Centennial") exercised warrants to purchase 230,000 shares of common stock, at $.01 par value per share. The funds were used to pay two promissory notes due to Centennial;
(i) a $100,000 loan which was due on September 21, 1996 plus accrued interest; and (ii) a $130,000 loan which was due on February 21, 1996 plus accrued interest.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The net loss was $18,555 for the three month period ending December 31, 1996 as compared to $32,958 for the corresponding period one year ago. The net loss before taxes was $10,834 for the nine months ended December 31, 1996 as compared to $38,884 for the corresponding period one year ago.

         The Company did not have any new sales for the period nor does the Company have any fu11-time employees at the present time. The officers and directors of the Company continue to work on a part-time basis without compensation in an effort to curtail expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is in the process of completing an acquisition of Triple I Corporation whereby Triple I wi11 exchange 100% of its shares for Trip1e I will exchange 100% of its shares for 90% ownership of the Company. The transaction was approved by the stockholders of the Company at a Special Meeting of Stockholders on December 5, 1996 and closed on February 1, 1997. The details of the transaction were more fully described in an Information Statement, sent to shareholders on November 14, 1996 and an 8-K, and an amendment thereto, initially filed on December 19, 1996.


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2. CHANGES IN SECURITIES. On December 6, 1996, the stockholders of the Company approved a proposal to reincorporate the Company from a Rhode Island corporation to a Delaware corporation. The Delaware corporation has authorized 20,000,000 shares of Common Stock, $.01 par value per share, and 1,000,000 shares of undesignated Preferred Stock, $.01 par value per share. As part of the reincorporation, the Company completed an 18:1 reverse stock split. Prior to the reincorporation, the Company had 9,450,000 shares of Common Stock outstanding. After the reincorporation and the 18:1 reverse split, the Company had 525,000 shares of Common Stock outstanding. The reincorporation was completed on December 9, 1996.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         On December 7, 1996, the Company held a Special Meeting of Stockholders (the "Special Meeting"). At the Special Meeting, the stockholders considered the following proposals:

         1. To reincorporate the Company from the State of Rhode Island to the State of Delaware, under the name Industrial Imaging Corporation, and exchange one (1) share of Industrial Imaging Common Stock, $.01 par value per share for every eighteen (18) shares of the Company's Common Stock, $.01 par value per share, as per the Agreement of Merger.

         2. To complete an exchange of shares between the Company and Triple I Corporation ("Triple I"), pursuant to which 100% of Triple I's shares shall be exchanged for 90% ownership of the Company, as per the Stockholders' Exchange Agreement.

         3. To elect all the following nominees as members of the Company's Board of Directors: Juan J. Amodei, Ph.D., Joseph Bordogna, Ph.D., Charles G. Broming, Robert Creeden, Joseph A. Teves, and Harry Hsuan Yeh, Ph.D. to serve until the next annual meeting of the stockholders of the Company and to hold office until the election and qualification of their successors;

         4. To approve the Company's 1996 Stock Option Plan under which 600,000 shares of Common Stock have been reserved for issuance pursuant to the Plan;

         5. To ratify the selection of Coopers & Lybrand L.L.P. as independent auditors for the Company for the fiscal year ending March 31, 1997.


         Of the 9,450,000 shares of the Company's Common Stock of record as of July 26, 1996 able to be voted at the Annual Meeting, a total of 5,896,850 shares were voted, or approximately 62% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters.

Each of the proposals was adopted, with the vote totals as follows:

                                                                  Shares
                                             Shares               Voting          Shares            Broker
         Proposal                           Voting For            Against       Abstaining        Non-Votes
         --------                           ----------            -------       ----------        ---------

         Proposal No. 1                     5,896,850                  0                0                0
         --------------

         Proposal No. 2                     5,896,850                  0                0                0
         --------------

         Proposal No. 3                     5,896,850                  0                0                0
         --------------

         Proposal No. 4                     5,896,850                  0                0                0
         --------------

         Proposal No. 5                     5,896,850                  0                0                0
         --------------


         Juan J. Amodei, Ph.D., Joseph Bordogna, Ph.D., Charles G. Broming, Joseph A. Teves, and Harry Hsuan Yeh, Ph.D. have continued to serve as a member of the Board of Directors of the Company since the election. Mr. Creeden resigned his position as a member of the Board of Directors, effective December 10, 1996.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits.
                  ---------
         Exhibit
         Number         Title
         ------         -----

         3a             Industrial    Imaging    Corporation's    Articles    of
                        Incorporation, dated December 9, 1996.

         3b             Industrial Imaging Corporation's Bylaws.

         4a Section of Bylaws and certificate of Incorporation defining rights of securities-holders in Exhibits 3a and 3b.

         27             Financial Data Schedule.



         (b)      Reports on Form 8-K.

         The Company filed a current report on Form 8-K on December 11, 1996 and December 19, 1996. The December 11, 1996 Form 8-K filing disclosed the change of accountants approved by the stockholders at the Special Meeting. The December 19,1996 Form 8-K disclosed the terms of the acquisition of Triple I, approved by the stockholders at the Special Meeting.

         The following exhibits were filed as part of the December 19, 1996 Form 8-K and are incorporated herein by reference.


         2a             Agreement of Merger, dated December 5, 1996.

         2b Form of the Shareholders Agreement by and among Orbis, Inc., Triple I Corporation and the Shareholders of Triple I Corporation.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  INDUSTRIAL IMAGING CORPORATION


Date: February 13, 1997                           By:  /s/ Juan J. Amodei
                                                       ------------------
                                                       President