Form 10-K405
period 1997-03-31
INDUSTRIAL IMAGING CORP
filed 1998-01-29
CIK 799514

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                         COMMISSION FILE NUMBER 0-15520

                         INDUSTRIAL IMAGING CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        05-0396504
----------------------------------                    -------------------
(State or other jurisdiction                           (I.R.S. employer
 of incorporation or organization)                    identification no.)

                 847 ROGERS STREET, LOWELL, MASSACHUSETTS 01852
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (978) 937-5400
               ---------------------------------------------------
               (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                          ----------------------------
                          Common Stock, $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days.
                                   Yes      No X .
                                      ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                               ---
        The issuer's revenue for the fiscal year ending March 31, 1997 was $1,823,576.

        The aggregate market value of the voting stock held by non-affiliates of the Issuer, based upon the average of the bid and ask prices of the Common Stock as reported by the OTC Bulletin Board on January 21, 1998 was approximately $11,570,000 for the Common Stock. As of January 21, 1998, 10,890,201 shares of Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

ITEM 1.  BUSINESS

        This report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products and other matters. These statements, in addition to statements made in conjunction with the words "anticipate", "expect", "believe", "seek", "estimate", and similar expressions are forward-looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that would cause actual results to differ materially from the forward-looking statements: business conditions and growth in certain market segments and in the general economy, an increase in competition, increased or continued market acceptance of the Company's products and proposed products, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

GENERAL

        Industrial Imaging Corporation designs, manufactures and markets automated optical, vision and industrial imaging systems for inspection and identification of defects in printed circuit boards ("PCB") and distributes Laser Plotters and Helios(TM) Film for creation of PCB artwork and phototools. Members of the Company's management were pioneers in the field of automated optical inspection of PCBs. These individuals developed the product line while working at Itek Corporation ("Itek") now a part of Hughes Corporation, through close cooperation between Itek and Digital Equipment Corporation ("DEC"). The prototype and initial production models developed by Itek and DEC were later completed and marketed by AOI Systems, Inc., which sold its assets and product base to the Company's subsidiary, Triple I Corporation ("Triple I").

        Virtually all electronic equipment use PCBs, which contain conductors that interconnect electronic components. As such, PCBs are essential parts to consumer electronic and automotive products, telecommunications and computer components, industrial and medical equipment and military and aerospace applications. However, PCBs are susceptible to conductor defects, such as electrical shorts, open circuits and insufficient or excessive conductor widths, which interfere with the interconnections between electronic components attached to the finished boards. Moreover, the trend is towards the placement of more complex miniaturized components in greater surface density and having decreased conducting line widths. To avoid and cure defects, PCB manufacturers have sought the use of automated optical inspection and remote sensing to satisfy industry demands for the precise quality of finished PCBs and assemblies. The Company has already developed an installed base of customers in the United States, Europe and Asia, which include some of the largest PCB manufacturers in Sweden, France, Germany and Japan.

        Since 1994, the Company has accomplished a number of major strategic goals, including the following:

     *.........INTRODUCTION OF A NEW GENERATION OF INSPECTION SYSTEMS. In May
               1996, the Company commenced production of its new AOI-2500 Series of modular advanced automated inspection systems. Management believes that this new generation of products accurately detects defects in PCB production at speeds greater than conventional optical inspection systems with a detection capability that permits inspection of fine lines and difficult geometric patterns. Management believes that the unique modular design of the AOI-2500 Series offers customers optimum flexibility and ease of upgrading their systems. Because the mechanical portions of each model in the series are identical, a customer can purchase the lowest priced model and upgrade at an appropriate time based on its needs and inspection requirements.

     *.........IMPRIMUS INVESTORS LLC EQUITY INVESTMENT. In November 1997,
               Imprimus Investors LLC ("Imprimus"), and the Company executed a Securities Purchase Agreement whereby Imprimus invested $3 million into the Company in exchange for three million shares of Common Stock at $1.00 per share. In accordance with the agreement, the Company also issued warrants to purchase one million shares of Common Stock at $2.00 per share through November 12, 2002, and issued warrants to purchase one million shares of Common Stock at $1.00 per share through November 12, 2002. (SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

     *.........POLAROID LICENSE AND EQUITY INVESTMENT. In November 1994, the
               Company entered into the Polaroid Agreement. The Polaroid Agreement gives both companies royalty free access to each others' patents, technology and know-how for use in their respective fields of business. In addition, the Polaroid Agreement seeks to promote the development, marketing and sales of an photo plotter system in the field of PCB manufacturing consisting of equipment designed by the Company and other Polaroid partners using Polaroid's new Helios(TM) Film. As part of the Polaroid Agreement, the Company has been granted the exclusive right to market Polaroid's Helios(TM) Film and laser plotters within the PCB industry, subject to the Company satisfying certain ongoing sales and performance milestones. The Company is aggressively seeking sales opportunities for the Helios(TM) Film and the laser plotters that utilize the Helios(TM) Film. The Company estimates the current annual market for inspection systems for the PCB manufacturing industry alone to be in the range of $100 to $150 million. This market consists of approximately 2,500 PCB manufacturers domestically and internationally. The Company and Polaroid are currently negotiating to resolve a dispute regarding contract milestones and exclusivity. (See "Polaroid Agreement" and "LEGAL PROCEEDINGS").

     *.........AWARD OF ARPA CONTRACT. In August 1994, the Company received a grant of up to $462,000 from the United States Department of Energy Advanced Research Project Agency ("ARPA"), as part of ARPA's technology reinvestment project (the "ARPA Contract"). The Company is obligated to share in the costs of the project for approximately an additional $462,000. Through March 31, 1997, the Company had incurred $320,000 in project expenses and had received $320,000 in matching funds from ARPA. Under the terms of the ARPA Contract, the Company is developing new automated optical inspection techniques to enable inspection systems to measure the position and movement speed of the product being inspected. The results of this project and the development of the new automated optical inspection system, if successful, may significantly improve the performance of inspection systems for PCBs and other manufactured components.

        The Company's strategy is to continue to enhance its existing systems and products, to develop new systems for further automation of the PCB field and to develop its existing technologies and capabilities for additional applications. The Company believes it has leveraged its management expertise and technology to expand industrial imaging technologies into a number of electronics markets where high quality industrial inspection and reproduction capabilities are required. The Company markets its products under the name AOI International.

HISTORY

        The Company's asset and product base was acquired in 1992 from AOI Systems, Inc. by the Company's subsidiary, Triple I. Certain members of the Company's management were pioneers in the automated optical inspection field. These individuals developed the Company's product line while working at Itek, which is now part of Hughes Corporation. The product line was developed through close cooperation between Itek and DEC. DEC was a knowledgeable user who funded part of the development and acted as an advisor, customer and beta site for the prototype and initial production models, which were later marketed by AOI Systems.

        In February 1997, the Company acquired Triple I, a privately held Delaware corporation, in a transaction whereby the shareholders of Triple I exchanged 100% of the outstanding Triple I Common Stock, $.01 par value, for approximately 90% ownership of the Company (the "Exchange"). As part of the Exchange, all Triple I outstanding warrants and options were transferred to the Company.

        Prior to the Exchange, the Company was a publicly held Rhode Island corporation known as Orbis, Inc. Orbis initially designed and manufactured software for use by health maintenance organizations, but had not had revenues from operations since 1992. Orbis's Common Stock, $.01 par value per share, was listed on NASDAQ after its initial public offering in 1987, but was delisted in October 1992 when operating revenues diminished. Since that date, the stock has been quoted on the OTC Bulletin Board, where limited trading of the shares has occurred. Immediately prior to the Triple I Transaction, Orbis reincorporated under the laws of Delaware, completed an 18:1 reverse split of its Common Stock and changed its name to Industrial Imaging Corporation. Unless otherwise indicated, all per share data relating to the number of shares of Common Stock outstanding has been adjusted to give effect to such reverse stock split.

THE PCB INDUSTRY

        PCBs are the basic interconnecting platforms for the electronic components that comprise most electronic equipment. PCBs contain the electronic circuitry required to interconnect those components which, when operating together, perform a specified function. An assembly of one or more interconnected PCBs working together form an essential part of most electronic products. The design of conductor patterns is developed with the help of a Computer-Aided Design ("CAD") package, and later optimized for manufacturing at the PCB manufacturing plant by using a Computer-Aided Manufacturing ("CAM") system.

        PCBs are manufactured through a series of complex steps. Generally, a board is made of one or more layers of fiberglass (or other material with insulating qualities) laminated with a conducting material. Holes are then drilled into the board in a specific pattern and the inner part of each hole is plated with conducting metal. The board or layer is then coated with a thin layer of light-sensitive material ("photoresist"). A transparent film containing the desired circuitry pattern corresponding to the drilled pattern on the board ("production phototool"), which has been either copied from an artwork master or produced directly by a photoplotter connected to a CAD/CAM data base, is then laid on the photoresist. The board or layer is then exposed to light, which transfers the conductor pattern from the production phototool to the photoresist. Subsequent development of the photoresist and a chemical etching process leave the desired conductor pattern printed on the board after excess conducting material is removed. PCBs may be single-sided or double-sided, and more complex PCBs may be multilayered.

        PCBs are susceptible to conductor defects, such as electrical shorts, open circuits and insufficient or off-measure conductor widths, which may impair or interfere with the electrical interconnections between electronic components mounted on the finished boards. The trend towards more complex and compact electronic products that utilize large-scale integrated circuits requires the production of high-density PCBs with finer conductor lines, reduced spacing between those lines and multiple layers. For such complex multilayer boards, production yield drops dramatically as the number of likely defects increases, unless in-process inspection is used. Inspection is required throughout PCB production to identify such defects, which are then repaired, if possible, or discarded. Early detection of these defects increases the possibility of successful repair and reduces the number and cost of unusable boards.

PRODUCTS

        The Company's current products are automated vision systems sold to the PCB manufacturing industry. The Company's products were developed by the current Company management team while employed by Itek (now a part of Hughes Corporation) in the 1980's through close collaboration with DEC. The Company's systems are quality control and yield enhancement tools used for automated optical inspection of PCBs to determine the presence of flaws such as conductor breaks, short circuits, missing features and conductor width violations at various stages of the PCB manufacturing process. In addition, the Company's systems can generate statistical reports of defects in real-time to assist in the control of the PCB manufacturing process, which can result in substantially improved yields. These improved yields, in conjunction with the advantages in quality control offered by the Company's systems, provide a major economic incentive for companies in the PCB industry to purchase and use the Company's products. The Company estimates that the market size of the PCB industry approached $30 billion in 1997.

        The Company presently offers 'in-line" systems capable of inspecting almost any product at speeds ranging from three square feet per minute to over sixty square feet per minute, with current prices that range from $185,000 for the Company's AOI-190A model to approximately $600,000 for some of the models from the Company's new AOI-2500 Series.

        PCB AUTOMATED OPTICAL INSPECTION SYSTEMS

        Each of the Company's AOI systems consists of an optomechanical/scanning and a processing unit. The optomechanical unit includes a moving platform that carries the PCB or artwork being inspected, and a scanning unit which acquires an image of the board, digitizes it and transmits it to the electronic processing unit. The electronic unit processes and enhances the image to allow efficient analysis and interpretation of the acquired images. The proprietary structure of the electronic logic unit enables real time parallel processing, a requirement for performing each defect detection at very high speeds.

        The Company's AOI systems incorporate both the "design rule check" and "reference comparison" methods of inspection. The design rule check method involves inspecting the circuitry of PCBs pursuant to a pre-programmed algorithm and detecting defects by applying prescribed rules to find flaws in the pattern of the circuitry. The reference comparison method involves an intelligent comparison of the subject PCB to a perfect "golden" board or to circuit pattern representations stored in a CAD or CAM database.

        The Company's systems can easily be integrated into the production processes of most PCB manufacturing facilities and can be employed at several stages during PCB manufacturing to inspect the artwork design master, the production phototools, the photoresist before the etching, the etched inner layers before lamination and the outer layers before attachment of electronic components. The systems are designed for operational simplicity and require no special skills or experience to operate. The design of each system permits easy maintenance and service. As a result, the Company believes that the use of its AOI systems significantly reduces the overall production costs of PCBs.

        AOI-190 SERIES

        The AOI-190 Series is the Company's basic optical inspection system. This system provides manufacturers of PCBs with a means to inspect PCB products for quality and analyze the information to achieve higher yields at an economical price. The AOI-190 inspection system provides a number of special features that clearly distinguish it from its competitors, including but not limited to the following:

     * The in-line conveyorized transport provides automated operation when linked to commercially available handling equipment. Communication is maintained between the host computer and the multi-functional evaluation/repair station (described below).
               Part identification is achieved through a bar code labeling device so that critical information moves throughout the system with reduced possibility of error, and tracking of parts and information throughout the manufacturing facility can be automated;

     * The linking of the AOI-190 inspector to the evaluation/repair station enables the customer to set-up or repair products while inspection is being conducted on the inspector with no interruptions or waiting periods. This feature significantly enhances throughput. In addition, management believes the AOI-190 is the only system on the market in which throughput can be increased and features added by software and hardware upgrades that are not expensive, and which do not require major design changes, such as those offered by the competition. This is due to the open architecture and modularity inherent in the Company's AOI-190; and

     * AOI-190 can be interfaced to most-available CAM systems to permit direct "downloading" of set-up data.

        The Company presently manufactures and markets three models of the AOI-190 that currently range in price from $150,000 to $230,000, although various options can reduce or increase the cost of a specific system.

        AOI-2500 SERIES

        The AOI-2500 Series is a new generation of automatic optical inspectors designed to maximize productivity in demanding PCB operations. Prototypes were field tested in 1995, and full production of the series began in May 1996. The series includes four models, the AOI-1900, the AOI-1900X, the AOI-2500, and the AOI-3200 depending on the width of the PCB's being inspected. Each model has the option of a standard or a high speed version. These models currently range in price from $320,000 to $600,000.

        As with the AOI-190, the AOI-2500 has a mechanical transport which enables it to be placed in-line in the manufacturing process. The Company's systems continue to be the only ones with this capability. The AOI-2500 Series inspectors have the same overall functionality as the AOI-190 Series inspectors, but with a significantly enhanced level of both performance and modularity. In particular:

     * The AOI-2500 systems have an improved illumination system and higher resolution cameras, which permit it to inspect product with smaller features than can be inspected with the AOI-190, and it can find much smaller defects.

     * The AOI-2500 systems have a wider range of speeds than the AOI-190, with much higher speeds available for inspecting the more standard PCB designs.

     * The AOI-2500 systems have enhanced image processing electronics and more general purpose processing power, which enable it to detect a wider range of defects.

        Due to the modularity of the design and the fact that the mechanical portions of the machines in this series are identical, the customer can choose the lowest price model that can meet its requirements without risking obsolescence as either the width of their product changes, or the factory throughput increases. This is a further extension of the Company's philosophy of obsolescence-proof machines through the ability to continuously upgrade.

        AOI ER 35-36 EVALUATION AND REPAIR (E/R STATION)

        The AOI E/R Station enables the user to view, classify and repair defects as well as create inspection set-up files without interrupting ongoing inspection at the inspection station. Ergonomically designed, the user may position the E/R Station's display monitors for optimum viewing comfort and easily access the defective PCB for repair. Convenient bar code labeling facilitates defect evaluation and eliminates inspection data confusion. Automated camera positioning precisely displays a magnified, crisp image of artwork and PCBs and of each reported defect on a high-resolution color monitor, significantly reducing operator fatigue.

        A computer generated reticle offers very precise measurement of defects. Defects requiring repair or additional evaluation may be marked or optionally photographed with a Polaroid freeze-frame camera for further review. Video recording of complete inspection data is also available. The inspection station defect report for the PCB under evaluation is simultaneously displayed on a separate screen. This report includes defect number, location and type of defect. To maximize throughput, defects are automatically sorted by user defined levels of severity. Additionally, defects may be further classified for yield analysis and process control using the included SPC software package, which can produce numerous reports. The Company's Evaluation/Repair Station and series of inspection stations combine to provide a complete automated optical inspection system for real-time process control and yield improvement.

        ARTWORK/PHOTOTOOL IMAGING SYSTEMS

        In PCB manufacturing, the design of the conductor patterns are developed with the help of a CAD software package, and later optimized for manufacturing at the PCB manufacturing plant by using a CAM system. The CAM system then drives a laser plotter that first generates the pattern on silver halide film. This silver halide film often becomes the photo tool (mask) to expose the photoresist that defines the conductor pattern on the PCB surface.

        The image manipulation that is done in the CAM system ensures that the final design meets all of the design rule criteria and makes optimum use of the base material. The digital image generated in the CAM system contains all of the information which is required both for generating the artwork and also for establishing the criteria for inspection of the artwork and completed PCB product. Because of this, it is customary now to treat the optical inspector, the CAM and the laser plotter as an integrated "front-end" system.

POLAROID AGREEMENT

        On November 28, 1994, the Company and Polaroid entered into the Polaroid Agreement. Under the Polaroid Agreement, Polaroid and the Company are granted royalty free access to each others' patents, technology and know-how for use in their respective fields of business for a period of eight (8) years. The Company is also granted the exclusive right to market and sell Helios(TM) Film to the PCB market. To maintain this exclusive right, the Company is required to achieve certain performance milestones, which include sales requirements for the Helios(TM) Film and for the sale of laser plotters. On January 7, 1997, the Company and Polaroid agreed that Polaroid will not act with respect to the quarterly performance milestones under the Polaroid Agreement until May 31, 1997, the date by which the annual performance milestones had to have been met. No such performance milestones apply to Triple I's agreement with Polaroid granting it access to Polaroid's other technology. The consequence of failing to achieve the annual performance milestones by May 31, 1997 would that the Company's exclusive right to sell and market the Helios(TM) Film to the PCB market could at Polaroid's option be converted to a nonexclusive right. The Company and Polaroid are involved in a dispute relating to whether the company did in fact meet its milestones under the Polaroid Agreement. The Company is currently negotiating to resolve the dispute and believes the ultimate resolution of this dispute will not have a material adverse effect on the results of operations.(SEE "LEGAL PROCEEDINGS").

        The strategic partnership between the Company and Polaroid provides the Company with significant complementary technological, marketing and product advantages, including, but not limited to, the following:

     * Polaroid's Helios(TM) Film technology has been market tested and is presently in production; and

     * Polaroid's recording technology and devices have been developed through research and cooperation by Polaroid and other partners (and which will be enhanced by the Company through the state-of-the-art advanced optical concepts being developed by the Company under ARPA sponsorship).

        These advantages, combined with the strengths and features of the Company's AOI systems, enable the Company to provide its customers with the system and the Helios(TM) Film necessary for production of defect free artwork and phototools.

        POLAROID's HELIOS(TM) FILM AND PLOTTERS

        Polaroid has developed the Helios(TM) Film, a dry process film with many superior performance characteristics compared to the imaging films currently being used in the manufacture of PCBs. The Polaroid product is expected to be less prone to deterioration with use than silver halide and diazo. This permits repeated use of the Helios(TM) Film as both master and phototool, eliminating the current practice that often requires both tools. This should also eliminate most defects introduced by the relatively poor quality of diazo. The Helios(TM) Film also shows promise for imaging PCB designs with very small features, performance difficult to achieve with present technology.

        As the Helios(TM) Film is a dry process product, potential customers will benefit from elimination of chemicals and their effluent, a major concern in an industry that is closely scrutinized by environmental agencies. The dry process film also eliminates the need for "dark room" facilities for creating the phototools. The film will be marketed under private label. The Company will be distributing laser plotters under a private label. The plotter for recording on Helios Film was developed in cooperation between Polaroid and Heidelberg for the graphic arts industry, and later modified by the Company, for use in the PCB industry. Both products were introduced in the quarter ending December 31, 1996.

PRODUCTS UNDER DEVELOPMENT

        The Company intends to further develop and enhance its own proprietary technology to better serve the industrial imaging and inspection markets and exploit the synergy between its own technology in the field of image acquisition, processing and reconstruction and the technology of Polaroid. The Company currently has an engineering and product development staff of five individuals, and a group of customer support engineers, who assist the Company's customers in integrating the Company's products into the customer's work environment. This engineering work provides the Company an opportunity to keep abreast of new market opportunities for the Company's technologies. During the fiscal year ended March 31, 1997, and the six-month period ended March 31, 1996, the Company's expenditures on research and development amounted to $440,207 and $427,778 respectively.

        The Company's management believes that the major technological innovations that the Company has access to, through its previous work and its strategic partnership with Polaroid, will permit the Company to make major improvements in its PCB product line as well as create opportunities for expansion into other market areas, such as optical velocity tracking, optical Z dimension (three dimensional) gauging and advanced imaging devices. Management believes that the addition of depth and color will permit broadening the applicability of this product to types of PCBs that presently cannot be inspected and significantly increase the performance of the equipment in regard to defect detection, and improve the ability to discriminate between real defects and oxidation or discoloration flaws which are often flagged as defects, but judged not to be of consequence. As a result, the Company believes it will be able to increase the features of its present models and simplify its software. Although no assurance can be given, the Company also intends to expand into other inspection and industrial imaging markets, such as flat-panel displays and other products requiring precise high-resolution optical measurements to monitor quality control within the manufacturing process.

        The Company's success in developing and selling new and enhanced products depends upon a variety of factors, including accurate prediction of future customer requirements, introduction of new products on schedule, cost-effective manufacturing, product performance in the field, and raising additional funds. The Company's new product decisions and development commitments must anticipate the equipment needed to satisfy the requirements for inspection processes one or more years in advance of sales. Any failure to accurately predict customer requirements and to develop new generations of products to meet those requirements would have a substantial material adverse effect on the Company's business, financial condition and results of operations. New product transitions could adversely affect sales of existing systems, and product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products or enhancements of existing products fluctuate. The costs to the Company of complying with environmental laws are minimal have not had a material effect on the results of operations.

CUSTOMERS

        The Company's customers include manufacturers of PCBs both domestically and internationally. The Company sells to a limited number of customers as the Company's market is dominated by a few major companies. As a result, any delay in the recognition of revenue could have a material adverse effect on the Company's results of operations in any given accounting period. For the year ended March 31, 1997 ("Fiscal 1997"), the Company had sales to four customers that accounted for 28%, 25%, 15% and 12% of revenues. For the six months ending March 31, 1996 ("Six Months 1996"), the Company had sales to two customers that accounted for 39% and 31% of revenues. For the year ended September 30, 1995 ("Fiscal 1995"), the Company had sales to four customers that accounted for 18%, 17% 16% and 15% of total revenues. For the year ended September 30, 1994 ("Fiscal 1994"), the Company had four customers that accounted for 26%, 22%, 15% and 12% of revenues. The failure to replace these sales with sales to other customers in succeeding periods would have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects that sales to relatively few customers will continue to account for a high percentage of the Company's revenues in any accounting period in the foreseeable future and therefore, quarterly and annual results could vary greatly. A reduction in orders from any such customer or the cancellation of any significant order could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's customers has entered into a long-term agreement requiring it to purchase the Company's products.

        During Fiscal 1997, Six Months 1996 and Fiscal 1995, the Company's foreign revenues accounted for 80%, 94% and 91%, respectively, of the Company's revenues. These sales were made primarily in Europe. The high percentage of foreign revenues is due to the existence of an established network of distributors in Europe and Asia, along with a market representative in Europe for the Company's products, and the limited resources available to the Company to market its products in the United States. Although the Company generally requires advance deposits or letters of credit from customers, the Company sometimes extends credit to its foreign customers and collection may be more difficult in the event of a default. To help expand into the United States market, the Company hired a new Vice President of Marketing in January 1997.

        Management expects that revenues from foreign customers will continue to account for a significant portion of future revenues. The Company has been and will continue to be subject to risks associated with foreign customers in general, including political instability, embargoes, shipping delays, custom duties, import and export quotas and other trade restrictions, all of which could have a material adverse effect on the Company's operations, or could have a significant adverse impact on the Company's ability to deliver products on a competitive and timely basis. Recent events in the Asian markets, specifically the recent devaluation of some Asian currencies, the current banking crises, and a general economic downturn, could have an adverse effect on the Company's ability to effectively market its products in this market. Although the Company generally sells products to large, well-funded corporations or requests letters of credit from less creditworthy customers, the Company could experience difficulties in obtaining or enforcing judgments with respect to receivables outside the United States. The Company's foreign sales have been and are expected to be made in U.S. dollars. A strengthening in the dollar relative to the currencies of those countries where the Company does business would increase the prices of its products as stated in those currencies, and may adversely affect the Company's sales in those countries. To the extent the Company lowers its prices to reflect a change in exchange rates, the profitability of the Company's business in those markets may be adversely affected. In the past, there have been significant fluctuations in the exchange rates between the dollar and the currencies in those countries in which the Company does business.

SALES AND MARKETING STRATEGY

        The Company's strategy is to emphasize the broad range of competitive performance and cost advantages of its products and the ability to upgrade systems because of their modular designs. The AOI-190 Series is expected to be marketed to the customers that to date have not purchased any vendor's system, and to those accounts replacing outdated medium performance equipment. The AOI-2500 Series product is expected to be promoted to larger PCB manufacturers that require high productivity and higher technology requirements. Key elements of the Company's marketing strategy include:

     * emphasizing product performance advantages such as in-line conveyorized material handling, ease-of-use, high throughput, high reliability, flexible, affordable service policies and upgrade paths and a more cost-effective solution;

     * expanding the Company's direct sales force in the United States, particularly on the west coast; and

     * increasing international sales through additional support of the Company's existing representative and distributor network, including joint seminars, sales calls and product showings and the addition of distributors in other parts of the world.

        The Company currently employs two full-time, in-house, employees dedicated to sales and marketing. In addition, the Company relies upon the efforts of eight distributors and/or sales representatives located in Europe and Asia. The Company promotes its products through institutional advertising, distribution of product literature and promotional videotapes throughout the industries its products service, and exhibits and product presentations at industry and trade shows, such as Productronica, The Institute for Interconnecting and Packaging Electronic Circuits (IPC) and the Japan Printed Circuit Association (JPCA).

        Pending the outcome of current negotiations, the Company intends to introduce new products that are developed from its strategic alliance with Polaroid both domestically and in Japan through beta site testing (installed at a customer's site) and field trials. Subsequently, it intends to launch an advertising campaign designed to inform potential customers of the economic and performance benefits offered by these products, emphasizing both Polaroid's corporate image for creative technology and the Company's reputation for a high level of service and quality assurance. These products are expected to then be marketed throughout the United States, Europe and Asia through the Company's sales and marketing staff and its international network of agents and distributors.

        The Company also plans to utilize the benefits of the Polaroid Agreement to address the customer's preference to purchase an integrated "front-end" system, which includes an AOI system, a CAM and a laser plotter. Customers prefer to buy these components from one supplier to ensure the compatibility of interfaces and the efficiency of the most sophisticated aspect in PCB manufacturing. Through the Polaroid Agreement, the Company gains access to critical advanced technology for its base business, inspection systems, as well as an exclusive license to sell Polaroid's proprietary Helios(TM) Film in the PCB artwork and phototool markets. Using these benefits, the Company is working to increase volume sales per customer and to establish new

OEM agreements and strategic alliances with suppliers of CAM and laser plotter products.

        COMPETITION

        The optical inspection systems industry is intensely competitive. The Company competes with many companies in the United States and Europe, several of which have substantially greater financial, technical, sales and managerial resources than the Company and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than the Company. The Company believes that in the future the principal competitive factors will be product functionality and performance (e.g., speed, ease of use, accuracy and reliability), the development of improved products through research and development, customer support services, customer relations and price. No assurance can be given that the Company will compete successfully with existing or potential future competitors.

        The Company believes that its products enjoy significant technical advantages over those of its competition for the following reasons:

     * RELIABILITY AND LIMITED DOWN-TIME. The Company believes that its products enjoy significantly higher reliability and less down-time than those of its competition. These benefits can be attributed to the more advanced in-line design of the Company's products, which employ few moving parts, and are therefore less prone to equipment failures, and the availability of direct diagnostic links, via modem, whereby the Company's in-house service technicians can diagnose and troubleshoot the Company's products in the field directly from the Company's facilities.

     * VERSATILE PRODUCTS THAT CAN BE EASILY UPGRADED. The Company's products are designed to be significantly less prone to obsolescence than those of its competition. Unlike those of the Company's competition, the Company's products are designed to be more highly dependent upon software with a very modular hardware design that may be easily upgraded to add more features.

     * INCREASED ACCURACY AND HIGHER THROUGHPUT. The Company believes that its products, as a result of its unique in-line system with multiple stationary cameras, achieve a higher throughput at most levels of resolution, resulting in enhanced productivity and overall performance.

     * COMPLETE INTEGRATION OF DESIGN, INSPECTION AND REPAIR SYSTEMS. The Company's products together allow for the integrated implementation of a complete automated inspection system for real-time process control and yield improvement through inspection, evaluation and repair. When combined with the laser plotters and advanced Helios(TM) Film currently being tested by the Company, the Company's product line will have the added advantage of offering a complete integrated solution to the "front needs" of PCB manufacturers.

        The Company believes that the quality of its products, its ability to quickly and adequately respond to the needs of its customers, its early recognition of trends in the development of AOI related products, and its increasing product and brand name recognition are important competitive factors in achieving market penetration for its products. In addition, the Company believes that it will be able to distinguish itself from its competition as a result of the Company's broad selection of inspection products, proprietary technology and access to other advanced technology and products by virtue of the Company's relationship with Polaroid as well as funded development through ARPA and similar programs.

BACKLOG

        The Company's backlog for products and services was approximately $1.5 million at March 31, 1997 (of which $390,000 represented plotters), compared to $675,000 at March 31, 1996. At December 31, 1997, the Company's backlog for products and services was approximately $1.3 million (of which approximately $500,000 represented plotters). The Company defines backlog to include only those systems, accessories, upgrades and service agreements with respect to which firm purchase orders have been received. Cancellations of product purchase orders are sometimes subject to penalties, depending upon the time of cancellation. Although a significant indicator of business levels, backlog is not necessarily representative of future sales. The Company believes its backlog at December 31, 1997 will be recognized in revenue in the next six to twelve months.

MANUFACTURING

        The Company's manufacturing work force consists of a small group of individuals who are each trained to cover several areas of production. Emphasis is on performing final assembly, test and integration while maintaining critical skills in each aspect of production: machining, PCB assembly and rework, cable fabrication, electric-mechanical subassembly, optical alignment and electrical test. The Company believes that production lead time, product quality and customer response are key elements to its success.

        The Company's systems have a number of highly complex components. Although the Company manufactures some of the subassemblies used in its systems, most are purchased from unaffiliated subcontractors, typically to the Company's specifications. None of the Company's suppliers is obligated to provide the Company with any specific quantity of components or subassemblies over any specific period. Certain of the components and subassemblies included in the Company's products are obtained from a limited group of suppliers. In addition, because the Company believes that subsystem vendors have increased their manufacturing expertise, the Company expects to continue to obtain virtually all of its components and subassemblies from third parties in order to devote its resources toward systems design, software development and systems integration, its primary areas of competence.

        From March 1996 through December 1996, the Company utilized an agreement ("Purchasing Agreement") with Centennial Technologies, Inc. ("Centennial"), under which Centennial would purchase raw materials and certain components on its own account and sell them to the Company at the same price. During this time, the Company was able to obtain adequate and timely delivery of critical subassemblies and components through the Purchasing Agreement, although it has experienced occasional delays. The Company did not make any purchases through Centennial after December 31, 1996, which significantly limited the

Company's ability to purchase such materials. It experienced more significant delays after December 1996 because of payment terms that required cash in advance or cash on delivery. The Company was never a customer of Centennial nor was Centennial ever a customer of the Company. (SEE "MANAGEMEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS")

        In November 1997, the Company received a major equity investment from Imprimus and is using some of these funds to purchase materials to restabilize its supply of raw materials. In addition, the Company is presently negotiating with its major suppliers to reestablish credit terms for the purchase of materials, components and subassemblies. No assurance can be given that the Company will be successful in its negotiations or that it will obtain favorable financing terms, if at all. Further, because the manufacture of these components and subassemblies is very complex and requires long lead times, and although alternative sources are available, such sources may not be readily available. As a result, no assurance can be given that delays or shortages caused by suppliers will not occur in the future. Any disruption of the Company's supply of critical components and subassemblies could prevent the Company from meeting its manufacturing schedules, which could damage relationships with customers and would have a material adverse effect on the Company's business, financial condition and results of operations.

        Due to recent increases in demand, the average time between order and shipment of the Company's systems has increased over the last fiscal year. The Company's ability to increase its manufacturing capacity in response to an increase in demand is limited given the complexity of the manufacturing process, the lengthy lead times necessary to obtain critical components and the need for highly skilled personnel. The failure of the Company to keep pace with customer demand would lead to further extensions of delivery times, which could deter customers from placing additional orders, and could adversely affect product quality. There can be no assurance that the Company will be successful in increasing or be able to fund increasing its manufacturing capacity.

        Rapid growth of the Company's business, of which no assurance can be given, may significantly strain the Company's management, operational and technical resources. If the Company is successful in obtaining rapid market penetration of its products, the Company will be required to deliver increasing volumes of highly complex products and components to its customers on a timely basis at a reasonable cost to the Company. No assurance can be given that the Company's efforts to expand its manufacturing and quality assurance activities will be successful or that the Company will be able to satisfy increased commercial scale production on a timely and cost-effective basis. In addition to the levels of support currently provided, including the ability to modify its technology and products to meet end-user requirements, the Company will also be required to continue to improve its operational, management and financial systems and controls. Failure to effectively manage such growth could have a material adverse effect on the business of the Company.

GOVERNMENTAL REGULATIONS AND INDUSTRY STANDARDS

        The Company's products and worldwide operations are subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment. In particular, the EU has recently issued regulations relating to electromagnetic fields, electrical power and human exposure to laser radiation. The Company believes that its products currently comply with all applicable material governmental health and safety regulations, including those of the EU, and with any voluntary industry standards currently in effect.

PATENTS AND PROPRIETARY INFORMATION

        The Company holds five United States patents expiring between August 2003 and October 2005. The Company also holds two patents issued in Israel and England expiring in June 2004.

        The Company's products require technical know-how to engineer and manufacture and are based, in part, upon proprietary technology. To the extent proprietary technology is involved, the Company relies on patents, copyrighted software and trade secrets that it seeks to protect, in part, through confidentiality agreements. There can be no assurance that such agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to, or independently developed by, existing or potential competitors of the Company. The Company may be involved from time to time in litigation to determine the enforceability, scope and validity of its rights. In addition, no assurance can be given that the Company's products will not infringe any patents of others. Litigation could result in substantial cost to the Company and diversion of effort by the Company's management and technical personnel.

EMPLOYEES

        As of December 31, 1997, the Company had 25 full-time employees and one part-time employee along with six independent contractors, of which eight were in sales, marketing and service, six were in engineering and product development, six were in administration and finance, and 12 were in manufacturing.

        None of the Company's employees are represented by a labor union. The Company considers its relationships with its employees to be satisfactory. The Company's financial performance will depend significantly upon the continued contributions of its officers and key management, technical, sales and support personnel, many of whom would be difficult to replace. In addition, the Company believes that certain of its former employees currently provide services or technical support to the Company's customers or competitors. No assurance can be given that the Company will be successful in attracting or retaining qualified personnel.

ITEM 2.  PROPERTIES

        The Company maintains its corporate headquarters, executive offices and principal research, developing, engineering and manufacturing facilities in approximately 14,000 square feet in Lowell, Massachusetts pursuant to a renewed lease as of December 1, 1995, which expires on November 30, 1998. The Company's manufacturing operations in this facility occupy 6,000 square feet of space. The Company estimates that the current space is sufficient for shipment of up to three systems per month. The minimum annual rental for these premises is approximately

$119,000. The Company is responsible for payment of real estate taxes, which are approximately $13,000 per year, and maintenance. The Company believes that these facilities are adequate to meet its current needs. If additional space is required, the Company believes that adequate facilities are available at competitive prices.

ITEM 3. LEGAL PROCEEDINGS

        The Company is currently involved in litigation with Polaroid. On August 5, 1997 (after the May 31, 1997 end of the contract year), Polaroid filed a complaint in Middlesex County (Massachusetts) Superior Court, in which Polaroid sought to declare the Company in default of its milestone obligations and to convert the arrangement to a non-exclusive relationship. The Company disputed this action and, when Polaroid refused to negotiate, a Superior Court judge entered a temporary restraining order prohibiting Polaroid from converting the agreement to a non-exclusive relationship. Polaroid subsequently sought to have the order overturned and the judge again found in favor of the Company, extending the temporary restraining order. This order was subsequently converted to a preliminary injunction. Polaroid has brought counterclaims, alleging breach of conflict and breach of the duty of good faith and fair dealing. The Company disputed those counterclaims and served a Motion to Dismiss causing Polaroid to amend its counterclaims. The Company has answered the amended counterclaims and disputes their validity. Currently, the Company is in negotiations with Polaroid to resolve the dispute. The outcome cannot be predicted, although the Company believes the ultimate resolution of this disupte will not have a material adverse effect on the Company's results of operations. The Company is not involved in any other litigation of a material nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's stock is traded on the OTC Bulletin Board. Until January 1997, the Company traded with the symbol ORBS. As part of its acquisition of Triple I Corporation, the Company completed an 18:1 reverse stock split and changed its trading symbol to INIM.

        As of January 21, 1998, the Company had 255 holders of record of its Common Stock. Management believes that there are approximately 500 beneficial owners of the Company's Common Stock.

        For the fiscal quarters reported below, the following table sets forth the range of high and low bid quotations for the Common Stock for the relevant periods as reported by the OTC Bulletin Board. Such quotations represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions. The quotations have been adjusted to reflect the 18:1 reverse stock split. The quotations represent interdealer quotations, do not include retail mark-ups or commissions and do not necessarily represent actual transactions.

                                                            HIGH BID               LOW BID
                                                            --------               -------
COMMON STOCK

 Fiscal Year 1996

     First Quarter...................................       $ 5 1/16               $ 1 11/16
     Second Quarter .................................       $ 5 1/16               $ 1 11/16
     Third Quarter ..................................       $ 5 1/16               $ 1 11/16
     Fourth Quarter .................................       $ 5 1/16               $ 1 11/16

Fiscal Year 1997

    First Quarter ...................................       $ 2 13/16              $ 2 13/16
    Second Quarter...................................       $ 2 13/16              $ 2 13/16
    Third Quarter....................................       $ 2 13/16              $ 2 1/4
    Fourth Quarter...................................       $ 4 1/4                $ 2 3/4

Fiscal Year 1998

    First Quarter....................................       $ 3 1/4                $ 1 1/8
    Second Quarter...................................       $ 1 3/8                $ 1 1/8
    Third Quarter....................................       $ 1 1/8                $   7/8
    Fourth Quarter (Through January 21, 1998)........       $ 1                    $   7/8

DIVIDENDS

        The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. It is expected that any earnings which may be generated from operations will be used to finance the growth of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

        The following summary financial information of the Company is qualified in its entirety by, and should be read in conjunction with, the Company's audited Financial Statements and notes thereto. This data represents the financial information of Triple I for the year ended March 31, 1997 and includes Orbis Inc., for the period from the effective date of the exchange of February 1, 1997, through March 31, 1997. Prior to the Exchange, Triple I had a September 30 year end. As part of the Exchange, Triple I adopted a March 31 year end, which is evidenced by the six month period from September 30, 1995 to March 31, 1996, which includes financial information for Triple I only. Financial information for the years ended September 30, 1995, 1994 and 1993 includes only Triple I.

STATEMENTS OF OPERATIONS DATA:

--------------------------------------------------------------------------------


                                                         Fiscal Years Ended
                                                            September 30,                   Six Months          Year
                                              ------------------------------------------       Ended            Ended
                                                   1993           1994           1995      March 31,1996   March 31, 1997
                                                   ----           ----           ----      -------------   --------------
Revenues                                      $   353,520    $ 1,310,148     $ 1,225,023     $   580,366     $ 1,823,876
         Cost of revenues                         710,511      1,197,065       1,142,582         551,449       1,609,987
                                              -----------    -----------     -----------     -----------     -----------
         Gross profit (loss)                     (356,991)       113,083          82,441          28,917         213,589

Operating expenses:

         Research and development                 448,875        468,075         505,147         427,778         440,207
         Sales and marketing                      275,323        370,859         218,704         125,370         361,392
         Merger expenses                                                                                         179,787
General and administrative                        668,625        680,824         814,094         541,285         857,948
                                              -----------    -----------     -----------     -----------     -----------
         Total operating expenses               1,392,823      1,519,758       1,537,945       1,094,433       1,839,334
                                              -----------    -----------     -----------     -----------     -----------

Loss from operations                           (1,749,814)    (1,406,675)     (1,455,504)     (1,065,516)     (1,625,745)
Other income (expense)                            (80,291)       (99,888)       (119,622)        (94,305)       (268,809)
                                              -----------    -----------     -----------     -----------     -----------
Net loss                                      $(1,830,105)   $(1,506,563)    $(1,575,126)    $(1,159,821)    $(1,894,554)
Net loss per common share                          $(3.99)        $(1.45)         $(1.05)          $(.55)          $(.44)
Weighted average number of
  common shares outstanding                       458,405      1,039,025       1,507,099       2,105,823       4,257,727



BALANCE SHEET DATA:
                                                         Fiscal Years Ended
                                                            September 30,                     Six Months         Year
                                                ----------------------------------------         Ended          Ended
                                                    1993         1994            1995       March 31, 1996  March 31, 1997
                                                    ----         ----            ----       --------------  --------------
Total current assets                            $   678,705   $   744,803    $   860,682      $   807,559  $   2,487,258

Working capital deficit                             349,083       777,346      1,748,891        1,566,430      1,691,927

Total assets                                      1,231,906     1,167,675      1,143,002        1,019,444      2,594,279

Total liabilities                                 1,192,788     2,117,120      3,267,573        2,373,989      4,629,185

Accumulated deficit                              (1,830,105)   (3,336,668)    (4,911,794)      (6,071,615)    (7,861,380)

Stockholders' equity (deficit)                       39,118      (949,445)    (2,124,571)      (1,354,545)    (2,034,906)



--------------------------------------------------------------------------------


ITEM 7. MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Industrial Imaging Corporation designs, manufactures and markets automated optical, vision and industrial imaging systems for inspection and identification of defects in PCBs and laser plotters for creation of PCB artwork and phototools. Members of the Company's management were pioneers in the field of automated optical inspection of PCBs. These individuals developed the Company's product line while working at Itek, now a part of Hughes Corporation, through close cooperation between Itek and DEC. The prototype and initial production models developed by Itek and DEC were later completed and marketed by AOI Systems, Inc., a predecessor to the Company's subsidiary, Triple I.

        The Company acquired Triple I as part of the Exchange, whereby the shareholders of Triple I received 90% ownership of the Company in exchange for 100% of Triple I's outstanding Common Stock (the "Exchange"). The Exchange was effective on February 1, 1997. Prior to the Exchange, Orbis had not had revenues from operations since 1992, and therefore, the impact of Orbis on the financial statements of Industrial Imaging is immaterial. The information provided below represents the financial information of Triple I for the year ended March 31, 1997 and includes Orbis for the period from the effective date of the Exchange of February 1, 1997 through March 31, 1997. Prior to the Exchange, Triple I had a September 30 year end. As part of the Exchange, Triple I adopted a March 31 year end, which is evidenced by the six-month period from September 30, 1995 to March 31, 1996, which includes financial information for Triple I only. Financial information for the years ended September 30, 1995, and 1994 includes only Triple I.

        The following discussion and analysis should be read in conjunction with the Financial Statements of the Company (including the Notes thereto) commencing on page F-1 of this report.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 1997 ("FISCAL 1997") COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1996 ("SIX MONTHS 1996")

        As explained above, the periods being compared are the year ended March 31, 1997 as compared to the Six Months 1996. Thus, the comparison shows wide variation in absolute dollar amounts as well as the relationships due to volume differences. Revenues for the year ended March 31, 1997 were $1,823,576 as compared to $580,366 for the Six Months 1996, an increase of $1,243,210. Product revenues were $1,525,625 in Fiscal 1997 as compared to $419,782 in the Six Months 1996. This increase was due primarily to an increase in the number of units sold, which amounted to approximately $863,000 in revenues, and an increase in prices, which amounted to approximately $380,000 in revenues. Service revenues were $297,951 in Fiscal 1997 as compared to $160,584 in the Six Months 1996. This increase was due in part to increased levels of business during the one year period as opposed to the six month period. Due to the level of technical and marketing expertise necessary to support its existing and new customers, the Company must attract highly qualified and well-trained personnel. There can be only a limited number of persons with the requisite skills to serve in these positions and it may become increasingly difficult for the Company to hire such personnel. The Company's planned expansion may also significantly strain the Company's management, manufacturing, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support the Company's operations. Failure to manage the Company's growth properly could have a material adverse effect on the Company's future financial condition, revenues and operating results.

        Cost of revenues for Fiscal 1997 was $1,609,987 as compared to $551,449 for the Six Months 1996, an increase of $1,058,538, resulting from an increase in sales volume. Gross profit increased to $213,589 or approximately 11.7% in Fiscal 1997 as compared to $28,917 or approximately 4.9% in the Six Months 1996, due to fixed manufacturing costs being a lesser percentage of revenue for 1997 as compared to 1996.

        Operating expenses are less sensitive to volume changes at this level of sales than cost of sales. Operating expenses for Fiscal 1997 were $1,839,334 as compared to $1,094,433 in 1996, an increase of $744,901. Research and development expenses were $440,207 in Fiscal 1997 as compared to $427,778 in the Six Months 1996, which appears to remain the same for the Six Months 1996 and Fiscal 1997 primarily due to significant expenditures in research and development expenses relating to the development of the Company's AOI-2500 Series in 1996 and the recording of approximately $120,000 of cost reimbursements from the Department of Energy relating to the contract with the Company to research optics as an offset to and decrease of research and development expense in Fiscal 1997. Sales and marketing expenses were $361,392 in Fiscal 1997 as compared to $125,370 in the Six Months 1996. The more than doubling of these expenses was primarily due to the hiring of a Vice President of Sales and Marketing, the hiring of a marketing administrator, the Company's attendence in trade shows and increased travel costs for sales and marketing in Fiscal 1997. General and administrative expenses were $857,948 in Fiscal 1997 as compared to $541,285 in the Six Months 1996. The Six Months 1996 expense included a $200,000 one time fee paid to Centennial for the Centennial Agreement. In addition, 1997 expenses included Orbis expenses for the the period February 1, 1997, to March 31, 1997, compensation expense relating to stock options, merger expenses of $179,787,and increased legal, audit and travel costs.

        Interest expenses were $89,257 in Fiscal 1997 as compared to $94,305 in the Six Months 1996. The less than doubling of interest was due to the reduction in debt, primarily related to the conversion of $1,270,637 of debt to equity in February 1996, partially offset by the 1997 bridge financing. Other expense was $179,552 in Fiscal 1997 and primarily consisted of an expense recorded for the market value of shares granted in conjunction with the 1997 bridge financing.

        The net loss increased to $1,894,554 in Fiscal 1997 as compared to $1,159,821 in the Six Months 1996. This increase is primarily due to the aforementioned increase in sales, an increase in gross margins which was more than offset by the increase in operating expenses as well as other expenses explained above.

SIX MONTHS ENDED MARCH 31, 1996 ("SIX MONTHS 1996") AND SIX MONTHS ENDED MARCH 31, 1995 UNAUDITED ("INTERIM 1995")

        Revenues for Six Months 1996 were $580,366 as compared to $584,828 for Interim 1995. Product revenues were $419,782 for Six Months 1996 as compared to $474,600 for

Interim 1995. This decrease was due to fewer systems being sold during the Six Months 1996 period. Service revenues were $160,584 in Six Months 1996 as compared to $110,228 in Interim 1995, due to an increase in customer service provided by the Company.

        Cost of revenues was $551,449 for Six Months 1996 as compared to $559,133 for Interim 1995. Gross margin increased to $28,917 or approximately 5% for Six Months 1996 from $25,695 or approximately 4% for Interim 1995.

        Operating expenses were $1,094,433 for Six Months 1996 as compared to $805,988 in Interim 1995, an increase of $288,445. Research and development expenses were $427,778 in Six Months 1996 as compared to $279,266 in Interim 1995, primarily due to increased research and development expenses associated with the development of the Company's AOI-2500 Series. Sales and marketing expenses were $125,370 in Six Months 1996 as compared to $106,584 in Interim 1995, resulting from an increase in expenditures for trade shows and advertising. General and administrative expenses were $541,285 in Six Months 1996 as compared to $420,138 in Interim 1995, primarily due to a one-time non-refundable fee of $200,000 paid by the Company to Centennial pursuant to the terms of the Purchasing Agreement.

        Interest expense increased to $94,305 in Six Months 1996 from $58,748 in Interim 1995 as a result of increased borrowings and increased use of factoring of accounts receivable.

        The net loss increased to $1,159,821 in Six Months 1996 as compared to $841,412 in Interim 1995. This change is primarily due to the aforementioned increase in operating expenses as well as an increase in interest expense from borrowings.

YEAR ENDED SEPTEMBER 30, 1995 ("FISCAL 1995") COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1994 ("FISCAL 1994")

        Revenues were $1,225,023 in Fiscal 1995 as compared to $1,310,148 in Fiscal 1994, a decrease of 7%. Product revenues were $986,660 in Fiscal 1995 as compared to $936,783 in Fiscal 1994. This increase was due to a price increase of $136,000 partially offset by decreases of units shipped of $86,000. Service revenues were $238,363 in Fiscal 1995 as compared to $373,365 in Fiscal 1994 as a result of a decrease in contract services provided to customers.

        Cost of revenues was $1,142,582 or 93% of revenues for Fiscal 1995 as compared to $1,197,065 or 91% of revenues for Fiscal 1994. Gross margin was $82,441 or 7% in Fiscal 1995 as compared to $113,083 or 9% in Fiscal 1994. Since fixed overhead costs accounted for a significant portion of the Company's cost of sales, if and when revenues increase, gross margins are expected to improve as fixed costs become a decreasing percentage of revenues.

        Operating expenses for Fiscal 1995 were $1,537,945 as compared to $1,519,758 for Fiscal 1994. Research and development expenses increased to $505,147 in Fiscal 1995 from $468,075 in Fiscal 1994. Sales and marketing expenses were $218,704 in Fiscal 1995 as compared to $370,859 in Fiscal 1994. This decrease was primarily due to a reduction in expenditures for trade shows, advertising and travel expenses. General and administrative expenses were $814,094 in Fiscal 1995 as compared to $680,824 in Fiscal 1994 to, primarily due to hiring a chief financial officer and increased use of technical consultants.

        Interest expense was $126,189 in Fiscal 1995 as compared to $83,311 in Fiscal 1994 as a result of increased borrowings and the use of factoring of accounts receivable.

        Due to the uncertainty of realizing the tax benefits of net loss carryforwards, no provision for income tax benefit was made for either Fiscal 1995 or Fiscal 1994.

        Net loss was $1,575,126 for Fiscal 1995 as compared to $1,506,563 for Fiscal 1994, due to the consistency of revenues, cost of sales and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has incurred operating losses since inception that have continued through December 31, 1997. In addition, the financial statements of the Company for Fiscal 1994, Fiscal 1995, Six Months 1996, and Fiscal 1997 were prepared on the assumption that the Company will continue as a going concern and do not include any adjustments that would result if the Company would cease as a going concern. The report of the independent accountants contain an explanatory paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern is that the Company has suffered recurring losses from operations, has a net working capital deficiency and has an accumulated deficit of $7,966,169 as of March 31, 1997. The auditors note that the Company's capital requirements may change depending upon numerous factors, including the demand for the Company's product. Management believes that the investment by Imprimus of $3 million in November 1997 will provide the additional capital funding that the Company needs to aggressively pursue market penetration. In view of the Company's current financial condition, the Company plans to continue to aggressively manage its working capital and expenses while pursuing product sales opportunities as well as strategic or other business relationships. (See Note B to the Financial Statements)

        The Company's operations to date have been funded by equity investments, borrowing from banks, investors and stockholders, factoring of accounts receivable, and to a limited extent, cash flow from operations. In addition, the Company raised $3 million of new equity in November, 1997. At March 31, 1997, the Company had cash of $62,103, and a working capital deficit of $1,691,927. During 1997, Six Months 1996, Fiscal 1995 and Fiscal 1994 cash used in operating activities was $1,376,031, $662,535, $775,226 and $1,169,231 respectively.
Capital expenditures were $23,603, $0, $0 and $14,996 for 1997, Six Months 1996, Fiscal 1995 and Fiscal 1994, respectively. The Company has no outstanding material commitments for capital expenditures. During 1997, the Company raised
(i) $816,496 from private equity sales to affiliates and partially from the 1996 Private Placement and (ii) $635,230 (net) from the issuance of debt. During Six Months 1996, the Company raised $559,210, net, from sales of Common Stock during the 1996 Private Placement and $107,118 from the net issuance of debt. For Fiscal 1995, cash provided by financing activities was $781,444, which was comprised of $400,000 from Common Stock sales and $381,444 from issuances of debt. Net cash provided by financing activities was $1,134,612 for Fiscal 1994, consisting of proceeds from sales of Common Stock of $518,000 and from net issuances of debt of $616,612. The net increases in cash for Fiscal 1994, Fiscal 1995, Six Months 1996 and 1997 were $0, $6,218, $3,793 and $52,092, respectively.

        The Company derives most of its annual revenues from a relatively small number of sales of products, systems and upgrades, with product prices ranging from $185,000 to $600,000 per system. As a result, accounts receivable is expected to fluctuate based on the number of systems sold in each period and the timing of the individual sales within each period. Moreover, any delay in the recognition of revenue for single products or a delay in shipment to customers, systems or upgrades would have a material adverse effect on the Company's results of operations for a given accounting period. In addition, some of the Company's net sales have been realized near the end of a quarter. Accordingly, a delay in a customer's acceptance or in a shipment scheduled to occur near the end of a particular quarter could materially adversely affect the Company's results of operations for that quarter. The accounts receivable balance increased from $92,586 at March 31, 1996 to $493,778 at March 31, 1997, due to a sale where the balance was collected in Fiscal 1998.

        Fluctuations in inventory will be caused by changes in production levels, timing of materials inflows, amount of sales and the timing of shipments to customers. Inventory was $1,877,979 and $682,886 as of March 31, 1997 and March 31, 1996, respectively. The increase in inventory of $1,195,093 or 175% was primarily caused by an increase in raw materials to facilitate anticipated production increases and an increase in work in process. Finished goods also increase slightly during the period. Both the increases in raw materials and work in process were intended to support increased production to fill anticipated increases in cutomer demand and system sales. In addition, the Company has increased inventory balances to support increased production levels in anticipation of increased sales shipments. The increases in inventory balances in 1997 were for the most part, financed through the Purchasing Agreement.

        When the Company acquired the assets and product base of AOI Systems, Inc., the Company became responsible for $130,000 of indebtedness to certain creditors of AOI Systems, Inc. This indebtedness incurs interest at 8.0% per annum and became due and payable on January 30, 1995. The Company renegotiated the note in July 1994 to require interest only payments at a rate of 8.0%, due monthly. The Company recently paid $10,000 towards interest due and is currently negotiating an extension of the due date. As several installments have not been paid for a period of thirty days past their due dates, the noteholder, at his option, may declare the note due and payable upon demand.

        In December 1992, the Company received $50,000 from a stockholder in return for a subordinated promissory note bearing an interest rate of 8.4% per annum, due on December 31, 1996. The note provides that the Company is in default if the amount due is not received within 90 days of the maturity date. Upon an event of default, the noteholder may, upon written notice to the Company, declare the note immediately due and payable. As of January 29, 1998, the note has not been repaid. The Company has not received any demand notices and plans to continue paying the quarterly interest payments as they become due. (SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS")

        From August 1993 through June 1995, various stockholders of the Company, including Dr. Harry Hsuan Yeh, Mr. Joseph Teves, the Massachusetts Technology Development Corporation (the "MTDC") and the Massachusetts Community Development Finance Corporation (the "CDFC"), loaned the Company an aggregate of approximately $1,200,000 to help fund operations. These loans were made pursuant to various promissory notes with various due dates through August 22, 1999. These notes provide for interest at per annum rates ranging from 8.4% to 10%. In February 1996, these noteholders agreed to convert the principal and interest due on the notes into 1,270,637 shares of the Company's Common Stock, on the basis of one share of Common Stock for every one dollar of debt converted. Dr. Yeh and Mr. Teves did not convert all of their outstanding debt and each received a promissory note for $100,000 bearing an interest rates of 10% and 8.4% per annum, respectively, for the amounts due to them from the Company. The maturity date for the notes to Dr. Yeh and Mr. Teves was October 23, 1996. The notes provide that the Company is in default if the amount due is not paid within 90 days of the maturity date. Upon an event of default, the noteholder may, upon written notice to the Company, declare the note immediately due and payable. The Company has not received any demand notices from the noteholders. Dr. Yeh also forgave a $100,000 loan to the Company in return for a warrant to purchase 150,000 shares of Common Stock, exercisable until February 6, 1999 at $1.00 per share which was recorded as paid in capital on the balance sheet.

        In November 1995, the Company completed a 1995 Bridge Financing ("1995 Bridge Financing") as part of the 1996 Private Placement, whereby certain affiliates loaned $255,000 to the Company in return for $255,000 in subordinated promissory notes bearing an interest rate of 10% per annum, due May 24, 1996, and warrants to purchase 250,000 shares of Common Stock, exercisable until November 1998, at an exercise price of $1.00 per share. The following affiliates participated in the 1995 Bridge Financing: Dr. Juan J. Amodei, Dr. Joseph Bordogna, Mr. Joseph Teves, Polaroid and Centennial. To date, $150,000 has been repaid towards the outstanding balance. The notes provide that the Company is in default if the amount due is not paid within 90 days of the maturity date. Upon an event of default, the noteholder may, upon written notice to the Company, declare the note immediately due and payable. The Company has not received any demand notices from the noteholders.

        In February 1996, the Company commenced the 1996 Private Placement, which involved the sale of the Company's Common Stock for $1.00 per share. When the 1996 Private Placement was completed in April 1996, the Company had sold 880,000 shares of Common Stock and received net proceeds of $797,036, which included a purchase of 250,000 shares by Centennial.

        In March 1996, the Company entered into the Purchasing Agreement, whereby Centennial would purchase raw materials and certain components on its own account and sell them to the Company at the same price. Payment for such purchases were due upon the receipt of final payment from customers for the products containing such materials purchased through Centennial. Originally, Centennial agreed to allow the Company to purchase up to a total of $750,000 worth of materials at any one time, which could be increased to $1,500,000. The Company paid a one-time nonrefundable fee of $200,000 for this credit facility. The outstanding balance on this facility on December 31, 1996 was approximately $1,300,000. In May, 1997, the amount due to Centennial was satisfied through a cash payment of approximately $132,000 and a conversion of the remaining amount into 600,000 shares of the Company's Common Stock. The Company did not make any purchases through Centennial after December 31, 1996, which significantly limited the Company's ability to purchase such materials. The Company was never a customer of Centennial nor was Centennial ever a customer of the Company. As described below, the Company has received a major equity investment from Imprimus Investors and will use some of these funds to purchase materials. In addition, the Company is presently negotiating with its major suppliers to reestablish credit terms for the purchase of materials, components and subassemblies. No assurance can be given that the Company will be successful in its negotiations or that it will obtain favorable financing terms, if at all. (SEE "BUSINESS" AND "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS")

        In June 1996, MTDC purchased 200,000 shares of Common Stock, at a price of $1.00 per share. In May 1996, Centennial had loaned $200,000 to the Company in the form of a convertible note bearing an interest rate of 10% per annum, which automatically converted to 200,000 shares of Common Stock upon the purchase of stock by MTDC. Upon MTDC's purchase in June 1996, Centennial converted the note to shares of Common Stock on the same terms as the MTDC stock purchase and later purchased another 250,000 shares of Common Stock at $1.00 per share.

        In August 1996, Centennial loaned the Company $100,000, in return for a three month promissory note for the amount borrowed, bearing a per annum interest rate equal to the prime rate plus 4%, and warrants to purchase 100,000 shares of Triple I's Common Stock exercisable for a period of five years from the date of issuance, at an exercise price of $1.00 per share. The warrants were exercised for the Company's Common Stock in January 1997 and the proceeds were used to pay the outstanding balance of the $100,000 promissory note.

        In November 1996, Centennial loaned Triple I $130,000 in return for a three month promissory note for the amount borrowed, bearing an interest rate equal to the prime rate plus 4%, and warrants to purchase 130,000 shares of the Triple I's Common Stock exercisable for a period of five years from the date of issuance, at an exercise price of $1.00 per share. The warrants were exercised to purchase the Company's Common Stock in January 1997 and the proceeds were used to pay the outstanding balance of the $130,000 promissory note.

        In December 1996, Dr. Harry Hsuan Yeh loaned $150,000 to Triple I, in return for a twelve-month promissory note. On January 15, 1997, this note was converted to a two year subordinated promissory note, bearing an interest rate of 10% per annum, which was issued to Dr. Yeh along with 44,100 shares of Common Stock. On January 22, 1997, Dr. Yeh loaned another $50,000 to the Company in exchange for a subordinated promissory note and 14,700 shares of Common Stock. Both subordinated promissory notes contain the same terms as the Bridge Notes (defined below) and payment is accelerated in the event the Company raises a certain amount of equity financing.

        In February 1997, the Company commenced the 1997 Bridge Financing and sold five (5) units ("Units"), each Unit consisting of a $50,000 subordinated promissory note bearing an annual interest rate of 10% ("Bridge Notes") and 10,714 shares of Common Stock. Aggregate gross proceeds to the Company were $250,000 as of February 14, 1997. The Bridge Notes are payable two years after the date of the Bridge Notes and payment is accelerated in the event the Company raises a certain amount of equity financing.

        In November 1997, Imprimus executed a Securities Purchase Agreement to invest $3 million in the Company by purchasing three million shares of the Company's Common Stock at $1.00 per share. In accordance with the agreement, the Company also issued warrants to purchase one million shares of Common Stock at $1.00 per share through November 12, 2002, and issued warrants to purchase one million shares of Common Stock at $2.00 per share through November 12, 2002. The investor was granted demand registration rights starting six months from the closing date for both the Common shares purchased and the warrants granted. In addition, the investor will hold a seat on the board of directors. The agreement contains certain covenants which restrict future activities of the company including, but not limited to, mergers or acquisitions, borrowings, issuance of securities, payment of dividends, granting a security interest in company assets, and the purchase or sale of assets. The investment has been funded and closing and issuance costs (including commissions) amounted to approximately $250,000.

        In November, 1997, the Company offered a 50% discount of the exercise price to all warrantholders of the Company's common stock for a specified period of time, which has expired. Warrantholders exercised warrants to purchase 1,187,406 shares of Common Stock at prices from $.25 per share to $.60 per share. The Company received $252,145 in cash, received a promissory note from an officer of the Company for $125,000, interest and principal is payable in four years, and accrues interest at an rate of 8.5% per annum. The stock purchased is pledged as collateral against the note. In addition, a director of the Company cancelled a promissory note due from the Company for $100,000 in exchange for the exercise of warrants at a total exercise price of $98,480. The balance of the note payable plus accrued interest were paid to the noteholder in cash. The Company also repaid a $15,000 note payable to a director plus accrued interest. The impact of these transactions will result in the Company taking a charge in Fiscal 1998.

        To fund operations in the future, the Company will rely on proceeds from the Imprimus equity investment and cash flow from anticipated sales. The Company's management believes that the funds provided by the equity investment and cash flow from anticipated future product sales, will be sufficient to fund continuing operations through the end of fiscal 1998.

INFLATION

To date, inflation has not has a material effect on the Company's business.

CHANGES IN ACCOUNTING STANDARDS

        Accounting Pronouncements - In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128. "Earning Per Share" which is effective for fiscal years ending after December 31, 1997, including interim periods. Earlier adoption is not permitted. However, the statement permits disclosure of pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share. The Company will adopt SFAS 128 in fiscal 1998 and has not yet determined its impact.

        In June 1997, the FASB issued two additional statements. SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" are both effective for years beginning after December 15, 1997. Adoption of these standards are not expected to impact the financial results of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Item 14 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No change in the Company's independent accountants occurred during the Company's two most recent fiscal years, nor did any disagreements occur on any matter of accounting principles or practices or financial statement disclosure that would be required to be reported on a Form 8-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

        The current directors and executive officers of the Company, their ages and their positions held with the Company are as follows:

        NAME                         AGE                            TITLE
        ----                         ---                            -----

Juan J. Amodei, Ph.D..............   63              Chief Executive Officer, President,
                                                     Secretary and Chairman of the Board of
                                                     Directors

Bryan M. Gleason..................   47              Chief Financial Officer and Treasurer

K. Michael Chase..................   53              Vice President of Manufacturing and Field
                                                     Service of Triple I

Richard J. Royston................   66              Vice President of Research of Triple I

Richard A. Desrosiers.............   55              Vice President of Sales of Triple I

Joseph Bordogna, Ph.D.............   64              Director


Charles G. Broming................   48              Director

Joseph A. Teves...................   49              Director

Harry Hsuan Yeh, Ph.D.............   71              Director

Shaiy Pilpel, Ph.D. ..............   46              Director

        The following is a brief summary of the background of the directors and executive officers named above:

        JUAN J. AMODEI, PH.D., 63, has served as the Chief Executive Officer, Chairman of the Board of Directors, President and Secretary of Industrial Imaging since December 1996. Dr. Amodei has served as Chairman of the Board, Chief Executive Officer, President and Secretary of Triple I since October 1992. From September 1986 to October 1992, Dr. Amodei served as Chairman of the Board of AOI Systems, Inc., a spin-off of Itek Optical Systems, where Dr. Amodei served as President from March 1976 to August 1986. Dr. Amodei holds a Bachelor of Science degree from Case Institute of Technology and both a Masters in Electrical Engineering and a Ph.D. in Electrical Engineering from the University of Pennsylvania. Dr. Amodei is a Trustee of the University of Pennsylvania and Chairman of the Board of Overseers of the School of Engineering and Applied Science.

        BRYAN M. GLEASON, 47, has served as Chief Financial Officer ("CFO") and Treasurer of Industrial Imaging since December 1996. Beginning in May 1996, Mr. Gleason served as the CFO and Treasurer for Triple I. Mr. Gleason was the CFO and Treasurer of Network Six, a public company specializing in systems integration from 1993 to 1996. From 1982 to 1993, Mr. Gleason was Vice President and Corporate Controller of Winthrop Financial Associates, a publicly held investment and management firm with a portfolio in excess of $6 billion. Mr. Gleason received a Bachelor of Science Degree with a concentration in Accounting at Northeastern University. Mr. Gleason is a Certified Public Accountant.

        K. MICHAEL CHASE, 52, has served as Triple I's Vice President of Manufacturing and Field Service since October 1992. From September 1990 to October 1992, Mr. Chase served as Vice President of Manufacturing for AOI Systems, Inc. From August 1987 to July 1990, Mr. Chase served as the Vice President of Operations for Datasec Corporation, a manufacturer of computer equipment. Mr. Chase holds both a Bachelor of Engineering degree and a Master of Engineering degree from Rensselaer Polytechnic Institute.

        RICHARD J. ROYSTON, 66, has served as Triple I's Vice President of Research since October 1992. From September 1986 to October 1992, Mr. Royston served as Vice President of AOI Systems, Inc. in several capacities. Mr. Royston holds a Masters of Arts degree in Mathematics from Oxford University and a Bachelor of Science degree in Mathematics from the University of London.

        RICHARD A. DESROSIERS, 55, has served as Triple I's Vice President of Sales since January 1997. Prior to joining the Company in January 1997, Mr. Desrosiers served as President of D Squared Associates, a manufacturer's representative and management consulting firm serving the PCB industry. From March 1991 to January 1996, Mr. Desrosiers was a general manager and senior engineer for Hadco Corporation. Prior to that he held various technical positions at Parlex Corporation, Teledyne Electro Mechanisms and Wang Laboratories. Mr. Desrosiers holds a Bachelor of Science Degree in engineering from Western New England College, a Masters Degree in Electrical Engineering from the Naval Postgraduate School and a Master in Business Administration degree from New Hampshire College. Mr. Desrosiers is a retired Commander from the U.S. Navy.

        JOSEPH BORDOGNA, PH.D., 64, has served as a member of Industrial Imaging's Board of Directors since December 1996. He has served as a member of Triple I's Board of Directors since April 1993. Dr. Bordogna is presently Acting Deputy Director and Chief Operating Officer of the National Science Foundation ("NSF"), having served at NSF as Director of Engineering from 1991 to 1996. He is also the International President of the Institute of Electrical and Electronics Engineers. From 1981 to 1990, Dr. Bordogna was Dean of the School of Engineering and Applied Science at the University of Pennsylvania, and continues to hold the position of Dean of Engineering Emeritus and Alfred Fitler Moore Professor of Engineering . Dr. Bordogna also serves as a Director of University City Science Center, a regional science and technology transfer park located in Philadelphia, Pennsylvania, chairs the Board of Directors of Weston, Inc. a privately held comprehensive environment company located in West Chester, Pennsylvania, and is President-elect of the Institute of Electrical and Electronic Engineers. Dr. Bordogna received a Bachelor of Science degree and Ph.D. in electrical engineering from the University of Pennsylvania and a Master of Science degree in electrical engineering from the Massachusetts Institute of Technology.

        CHARLES G. BROMING, 48, has served as a member of Industrial Imaging's Board of Directors since December 1996. He has served as a Director of Triple I since February 1996. Mr. Broming is presently an Investment Officer for the Massachusetts Community Development Finance Corporation ("CDFC"), a state owned corporation that provides financing for businesses in financially distressed communities within Massachusetts. Prior to joining CDFC in 1994, Mr. Broming was a business consultant for Recoll Management Corporation, a privately held company that specializes in the recovery and collection of distressed loans. From 1990 to 1991, Mr. Broming ran CGB Associates, an independent management consulting business. Mr. Broming received a Bachelor of Arts degree from University of California, Riverside and a Master in Business Administration degree from University of Michigan, Ann Arbor.

        JOSEPH A. TEVES, 49, has served as a member of Industrial Imaging's Board of Directors since December 1996. He has served as a member of Triple I's Board of Directors since May 1994. In January 1997, Mr. Teves joined Separation Technologies, Inc. as Chairman and Chief Executive Officer. Separation Technologies, Inc. is a closely held company which processes minerals. From 1988 through 1996, Mr. Teves was the President of Distrigas Corporation, a privately held company located in Everett, Massachusetts engaged in the import, export and distribution of liquid natural gas. Mr. Teves has also served as a Director of the New England Gas Association since 1989 and has served as a management consultant to companies within the gas industry. Mr. Teves holds a degree in Business Administration from the Massachusetts State College at Salem.

        HARRY HSUAN YEH, PH.D., 71, has served as a member of Industrial Imaging's Board of Directors since December 1996. Dr. Yeh has served as a member of Triple I's Board of Directors since 1992. Dr. Yeh is Chairman of Sinonar Corporation, a Taiwanese company founded by Dr. Yeh in 1982 engaged in the manufacture of amorphous silicon devices and solar cells. Dr. Yeh is a graduate of Chai-Tung University in China and holds a Ph.D. in Mechanical Engineering from the Massachusetts Institute of Technology.

        SHAIY PILPEL, PH. D., 46, has served as a member of Industrial Imaging's Board of Directors since November 1997. Dr. Pilpel curently serves as a Senior Vice President of Wexford Management LLP, an investment banking firm. From 1995 to 1996, Dr. Pilpel was a managing Director of Canadian Imperial Bank of Commerce where he headed the Mortgage Arbitrage snd Quantitative Strategies proprietary trading group and prior to that, was a portfolio manager for Steinhardt Partners. Dr. Pilpel received a Bachelor of Science degree in philosophy from the Tel Aviv University, a Masters of Science degree in Mathematics from the Hebrew University in Jerusalem, a Ph.D. in Statistics from the University of California at Berkeley and an M.B.A. from Columbia University. Dr. Pilpel is a retired Lieutenant from the Israel Defense Force.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth the compensation paid to Dr. Juan J. Amodei, the Company's Chief Executive Officer, Chairman of the Board of Directors, President and Secretary and Triple I's Chief Executive Officer, Chairman of the Board of Directors, President and Secretary during the year ended March 31, 1997, six months ended March 31, 1996 and the fiscal years ended September 30, 1995 and September 30, 1994. No other executive officers of Industrial Imaging or Triple I received total compensation in excess of $100,000 in any of those periods.


                                                  Summary Compensation Table
                                                     Annual Compensation
    ----------------------------------------------------------------------------------------------------------------

                                             Annual Compensation                     Long Term Compensation
                              --------------------------------------------     -------------------------------------

              (a)                  (b)             (c)              (d)               (e)                (g)

                                                                                  Other Annual        Securities
       Name and Principal                                                         Compensation        Underlying
       Position(1)              Year(2)             Salary(3)     Bonus ($)           ($)4            Options (#)
    -----------------------     -------             ---------    ----------       ------------        -----------

    Dr. Juan J. Amodei,           1997              $110,500         --               8,400                --
    Chief Executive               1996               $55,250         --               4,200              40,000
    Officer                       1995               110,500         --               8,400                --
                                  1994               110,500         --               8,400                --

---------------------
1  See "MANAGEMENT -- Employment Agreements."
2 During Fiscal 1994 and 1995, Dr. Amodei's salary was paid by Triple I, according to the terms of his employment agreement with Triple I. Triple I assigned this Agreement to Industrial Imaging in connection with the Exchange with Industrial Imaging. As part of its Exchange, Triple I changed its year end to March 31. Therefore, the fiscal year for 1996 constitutes the six month period from September 30, 1995 to March 31, 1996.
3 Amounts shown indicate cash compensation earned and received by executive officers. Executive officers participate in group health and other benefits generally available to all employees of the Company.
4  This amount is comprised entirely of an automobile allowance.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997 AND FY-END OPTION VALUES

                                                                            Number of           Value of Unexercised
                                                                      Securities Underlying     In-the-Money Options
                                                                       Unexercised Options at       Exercisable/
                               Shares Acquired           Value          FY-End Exercisable/        Unexercisable
           Name                   on Exercise          Realized          Unexercisable(1)            ($)(2)(3)
           (a)                       (b)                 (c)                  (d)                       (e)
   ------------------         ----------------        ----------      -----------------------   --------------------

   Dr. Juan J. Amodei                    0                                 72,000 / 50,000        $144,000/$100,000


(1)      See "Summary Compensation Table."

(2) In-the-Money options are those options for which the fair market value of the underlying Common Stock is greater than the exercise price of the option.

(3) The value of unexercised options is determined by multiplying the number of options held by the difference in the fair market value of the Common Stock underlying the options at the end of the Fiscal Year 1997 (as determined by the average of the high and low bid price of the Company as reported by OTC Bulletin Board, which were $3.25 to $2.75 per share, respectively) and the exercise price of the options granted.

COMMITTEES

        In October, 1997, the Board of Directors established an Audit Committee and a Compensation Committee.

        Messrs. Broming and Teves serve as members of the audit Committee. The Audit Committee is concerned primarily with recommending the selection of, and reviewing of the Company's independent auditors and reviewing the effectiveness of the Company's accounting policies and practices, financial reporting and internal controls. The audit Committee reviews any transactions which involve a potential conflict of interest and the scope of independent audit coverages, fees charged by the independent auditors, and internal control systems. To date, the Audit Committee has not held any meetings.

        Dr. Bordogna and Mr. Teves serve on the Compensation Committee. The compensation Committee is responsible for setting and administering the policies which govern annual compensation for the Company's executives. The Compensation Committee negotiates and proposes to the Board of Directors compensation arrangements for officers, other key employees, certain consultants and directors of the Company. Following review and approval by the Compensation Committee of the compensation policies, all issues pertaining to executive compensation are submitted to the Board of Directors. To date, the Compensation Committee has not held any meetings.

COMPENSATION OF DIRECTORS

        Currently none of the directors receives fees for their service as directors. The Company is considering whether to provide a fee to non-employee directors. In October 1997, the Board of Directors voted to award non-qualified stock options to non-employee directors. Options will be granted at 5,000 per year over the next five years. In October 1997, options to purchase 5,000 shares were awarded to each non-employee director at an exercise price of $1.00 per share.

EMPLOYMENT AGREEMENTS

        Effective as of October 31, 1995, Triple I entered into an employment and non-competition agreement (the "Agreement") with Dr. Juan J. Amodei. The Agreement was subsequently assigned to the Company as part of the Exchange with Triple I. The Agreement provides for an annual base salary of $110,500 through December 31, 1998, with bonuses and salary increases as the Board of Directors or Compensation Committee determine. Thereafter, the Agreement shall be automatically renewed for successive periods of three years, unless the Company gives Dr. Amodei not less than six months written notice of non-renewal. The Agreement also provides for vacation, insurance and certain other benefits as may be determined by the Company. Dr. Amodei is also entitled to receive severance in the event his employment is terminated by the Company without cause (the "Severance Benefits"). The Severance Benefits are equal to his "Compensation Package" for a period of one year following the date of the termination of his employment. Dr. Amodei's Compensation Package includes his base salary and all other benefits to which he is entitled, including his most recent bonus for the prior fiscal year annualized over the remaining term of the Agreement.

        In the event of a Change in Control in the Company, Dr. Amodei will receive certain benefits as provided in the Agreement. A Change in Control is defined generally as: the acquisition by an individual, entity or group not a current stockholder of the Company or affiliated with the Company, of fifty percent (50%) or more of the outstanding shares of Common Stock outstanding immediately before the Change of Control. A Change of Control does not include the Company's Exchange with Triple I or any public offering of the Company's securities as approved by the Board of Directors.

        In the event of a Change of Control, Dr. Amodei shall have the option to terminate his employment with three month's notice. If within nine months of a Change of Control, (i) Dr. Amodei's duties are reduced, or (ii) he decides to terminate his employment; or (iii) he is terminated by the Company, then he is entitled to receive: (a) an amount equal to his Compensation Package for a period of one year, payable in a lump sum; and (b) the immediate removal of all loan guarantees and the repayment of all loans placed by him on behalf of or for the benefit of the Company.

        The Agreement also contains non-competition provisions for a period of one year following termination, a confidentiality provision and an ownership provision in the Company's favor for techniques, discoveries and inventions arising during the term of his employment.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934, as amended, ("Section 16(a)") requires executive officers, directors, and persons who beneficially own more than ten percent (10%) of the Company's stock to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission (the "Commission") and any national securities exchange on which the Company's securities are registered. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements through March 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock by (i) each of the Company's directors,
(ii) each person who is known by the Company to beneficially own more than 5% of its voting securities, and (iii) all directors and executive officers as a group. Except as otherwise listed, the stockholders listed below have sole voting and investment powers with respect to the shares indicated.

                                                                     Number of
                                                                      Shares                   Approximate
                                                                   Beneficially               Percentage of
Name of Beneficial Owner(2)                                           Owned                    Ownership(1)
---------------------------                                           -----                    ------------

Shaiy Pilpel, Ph.D. (3)                                              5,000,000                   38.79%

Imprimus Investors, LLC (3)(4)                                       5,000,000                   38.79%

Harry Hsuan Yeh, Ph.D. (5)                                           1,535,563                   14.10%

Centennial Technologies, Inc. (6)                                    1,625,000                   14.79%

Juan J. Amodei, Ph.D. (7)                                              905,714                    8.18%

Massachusetts Technology Development                                   860,142                    6.24%
       Corporation (8)

Polaroid Corporation (9)                                               827,228                    7.43%

Massachusetts Community                                                786,811                    7.04%
     Development Finance Corporation (10)

Charles Broming (10)(11)                                               786,811                    7.04%

Shirley Hsin-Hui Wang (12)                                             342,400                    4.72%

Joseph A. Teves (13)                                                   263,896                    2.42%


Joseph Bordogna, Ph.D. (14)                                             85,013                        *

All Officers and Directors as a group
      (9 persons) (1)(2)(3)(5)(8)(9)(11)(12)
      (13)                                                          13,414,920                   64.41%

--------------
*       Indicates less than 1%.

(1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) The address for Drs. Amodei, Bordogna and Yeh and Mr. Teves is c/o Industrial Imaging Corporation, 847 Rogers Street, Lowell, Massachusetts 01852. The address for Massachusetts Technology Development Corporation is 148 State Street, Boston, Massachusetts 02109. The address for Centennial Technologies is 7 Lopez Road, Wilmington, Massachusetts 01887. The address for Polaroid Corporation is 549 Technology Square, Cambridge, Massachusetts 02139. The address for Mr. Broming and Massachusetts Community Development Corporation is 10 Post Office Square, Suite 1090, Boston, Massachusetts 02109. The address for Shirley Wang is c/o Mr. Howard Yao, 2895 North Beverly Glen Boulevard, Los Angeles, California 90077. The address for Dr. Pilpel and Imprimus Investors, LLC, is c/o Wexford Management, LLC, 411 West Putnam Avenue, Greenwich, Connecticut, 06830.

(3) Includes warrants to purchase 2,000,000 shares of Common Stock at exercise prices ranging from $1.00 to $2.00 per share.

(4) Dr. Pilpel, a director of the Company, is also an investment officer of Imprimus Investors, LLC. As such, Dr. Pilpel retains voting control over shares owned by Impimus Investors, LLC.

(5) Excludes warrants to purchase 248,145 shares of Common Stock at an exercise price of $1.00 per share and options to purchase 5,000 shares of Common Stock at an exercise price of $1.00 per share.

(6) Includes warrants to purchase 95,000 shares of Common Stock at an exercise price of $1.00 per share.

(7) Includes (i) warrants to purchase 108,729 shares of Common Stock with an exercise price of $1.00 (ii) options to purchase 32,000 shares of Common Stock at an exercise price of $.20 per share; and (iii) options to purchase 40,000 shares of Common Stock at an exercise price of $1.00. Excludes warrants to purchase 206,245 shares of Common Stock at an exercise price of $1.00 per share.

(8) Includes (i) warrants to purchase 180,380 shares of Common Stock at an exercise price of $1.00. Excludes warrants to purchase 180,380 shares of Common Stock at an exercise price of $1.00 per share.

(9) Includes warrants to purchase 250,028 shares of Common Stock at an exercise price of $1.00 per share.

(10) Includes warrants to purchase 280,790 shares of Common Stock with exercise price of $1.00 per share. Excludes warrants to purchase 32,040 shares of Common Stock at an exercise price of $1.00 per share and options to purchase 5,000 shares of Common Stock at an exercise price of $1.00 per share.

(11) Mr. Broming, a director of the Company, is also an Investment Officer of the Massachusetts Community Development Finance Corporation. As such, Mr. Broming retains voting control over the shares owned by the Massachusetts Community Development Finance Corporation.

(12) Excludes warrants to purchase 88,100 shares of Common Stock exercisable at $1.00 per share.

(13) Excludes (i) warrants to purchase 28,470 shares of Common Stock at an exercise price of $1.00 per share (ii) warrants to purchase 14,675 shares of Common Stock at an exercise price of $1.00 per share (iii) 4,510 shares issuable upon exercise of outstanding warrants granted to Mr. Teves' adult son, to purchase 4,510 shares of Common Stock at an exercise price of $1.00 per share and (iv) and options to purchase 5,000 shares of Common Stock at an exercise price of $1.00 per share.

(14) Excludes warrants to purchase 63,135 shares of Common Stock at an exercise price of $1.00 per share and options to purchase 5,000 shares of Common Stock at an exercise price of $1.00 per share.

(15) Includes (i) 10,800 shares issuable upon exercise of the vested portion of options to purchase 12,400 shares of Common Stock at an exercise price of $.20 per share and 5,600 shares issuable upon exercise of the vested portion of an option to purchase 34,000 shares of Common Stock at an exercise price of $1.00 per share held by Michael Chase, the Company's Vice President of Manufacturing and Field Service; (ii) 15,600 shares issuable upon exercise of the vested portion of an option to purchase 17,600 shares of Common Stock at an exercise price of $.20 per share and 11,200 shares issuable upon exercise of the vested portion of an option to purchase 38,000 shares of Common Stock at an exercise price of $1.00 per share held by Richard J. Royston, the Company's Vice President of Research; and (iii) 20,000 shares issuable upon exercise of the vested portion of an option to purchase 60,000 shares of Common Stock at an exercise price of $1.00 per share held by Bryan Gleason, the Company's Chief Financial Officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               In November 1997, Imprimus, an outside investor, executed a Securities Purchase Agreement to invest $3 million in the Company by purchasing 3,000,000 shares of the Company's Common Stock at $1.00 per share. In accordance with the agreement, the Company also issued warrants to purchase 1,000,000 shares of Common Stock at $1.00 per share through November 12, 2002, and issued warrants to purchase 1,000,000 shares of Common Stock at $2.00 per share through November 12, 2002. The investor was granted demand registration rights starting six months from the closing date for both the common shares purchased and the warrants granted. In addition, the investor will hold a seat on the board of directors. The agreement contains certain covenants which restrict future activities of the company including mergers or acquisitions, borrowings, issuance of securities, payment of dividends, granting a security interest in company assets, and the purchase or sale of assets. The investment has been funded and closing and issuance costs (including commissions) amounted to approximately $250,000.

               In November, 1997, the Company offered a 50% discount of the exercise price to all warrantholders of the Company's Common Stock for a specified period of time, which has expired. Warrantholders exercised warrants to purchase 1,187,406 shares of Common Stock at prices from $.25 per share to $.60 per share. The Company received $252,145 in cash. The Company also received a promissory note from Dr. Amodei, an officer and director of the Company, for $125,000, interest and principal payable in four years, and which accrues interest at an rate of 8.5% per annum to purchase 500,000 shares at $.25 per share. The stock purchased is pledged as collateral against the note. In addition, Mr. Teves, a director of the Company cancelled a promissory note due from the Company for $100,000 for the exercise of warrants at a total exercise price of $98,480 to purchases 196,961 shares at $.50 per share. The balance of the note payable plus accrued interest were paid to the noteholder in cash. The Company also repaid a $15,000 note payable to a director plus accrued interest. Dr. Yeh, a director of the Company exercised warrants to purchase 382,474 shares of the Company's Common Stock at $.50 per share, paid in cash. Dr. Bordogna, a director of the Company, exercised warrants to purchase 23,472 shares of the Company's Common Stock at $.50 per share, paid in cash. In addition, certain employees of Schneider Securities, Inc., the Placement Agent for the 1997 Bridge Financing and the 1996 Private Placement exercised warrants to purchase 69,229 shares of the Company's Common Stock for cash at a price of $.60 per share.

        In May 1997, the Company and Centennial, a 14.8% stockholder of the Company, agreed to terminate the Purchasing Agreement. The Company liquidated amounts owed to Centennial under the agreement by paying approximately $132,000 in cash and issuing 600,000 shares of Common Stock to pay off the remaining balance of approximately $1.2 million.

        In May 1997, MTDC, a 6.2% stockholder of the Company, exercised a warrant and purchased 100,014 shares of the Company's Common Stock, at a price of $1.00 per share.

        In December 1996, Dr. Harry Hsuan Yeh, a director and 14.1% stockholder of the Company loaned $150,000 to the Company, in return for a promissory note. On January 15, 1997, this note was converted to a two year subordinated promissory note, bearing an interest rate of 10% per annum, which was issued to Dr. Yeh along with 44,100 shares of Common Stock. On January 22, 1997, Dr. Yeh loaned another $50,000 to the Company in exchange for a two year subordinated promissory note and 14,700 shares of Common Stock. Both notes contain the same terms as the Bridge Notes.

        In November 1996, Centennial, a 14.8% stockholder of the Company, loaned the Company $130,000 in return for a three month promissory note for the amount borrowed, bearing an interest rate equal to the prime rate plus 4% per annum and warrants to purchase 130,000 shares of the Company's Common Stock exercisable for a period of five years from the date of issuance, at an exercise price of $1.00 per share. The warrants were exercised to purchase the Company's Common Stock in January 1997 and the proceeds were used by the Company to pay the outstanding balance of the $130,000 promissory note. (SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS")

        In August 1996, Centennial loaned the Company $100,000, in return for a three month promissory note for the amount borrowed, bearing an interest rate equal to the prime rate plus 4% per annum, and warrants to purchase 100,000 shares of Triple I's Common Stock exercisable for a period of five years from the date of issuance, at an exercise price of $1.00 per share. The warrants were exercised for the Company's Common Stock in January 1997 and the proceeds were used to pay the outstanding balance of the $100,000 promissory note. (SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS")

        From March 1996 through December 1996, the Company utilized the Purchasing Agreement under which Centennial would purchase raw materials and certain components on its own account and sell them to the Company at the same price. Payment for such purchases were due upon the receipt of final payment from customers for the products containing such materials purchased through Centennial. Originally, Centennial agreed to allow the Company to purchase up to a total of $750,000 worth of materials at any one time, which could be increased to $1,500,000. The Company paid a one-time nonrefundable fee of $200,000 for this credit facility. Centennial used the fee to purchase 200,000 shares of the Company's Common Stock in May, 1996, at $1.00 per share. The outstanding balance on December 31, 1996 was approximately $1,300,000. The Company has not made any purchases through Centennial since December 31, 1996, which significantly limited the Company's ability to purchase such materials. In May, 1997, the amount due to Centennial was satisfied through a partial cash payment of the amount due and a conversion of the remaining amount into 600,000 shares of the Company's Common Stock. All outstanding balanced due to Centennial were liquidated at that time. (See Purchase Agreement attached as Exhibit No. 10b).

        In June 1996, MTDC, a 13.4% stockholder of the Company, purchased 200,000 shares of Common Stock, at a price of $1.00 per share. In May 1996, Centennial had loaned $200,000 to the Company in the form of a convertible note bearing an interest rate of 10% per annum, which automatically converted to 200,000 shares of Common Stock upon the purchase of stock by MTDC. Upon MTDC's purchase in June 1996, Centennial converted the note to shares of Common Stock on the same terms as the MTDC stock purchase. (SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS")

        In February 1996, in connection with the 1996 Private Placement, certain affiliates of the Company converted outstanding debt to Common Stock as follows:


                                                Outstanding Loan              Common Shares
Name                                               Balance ($)                  Issued (#)
----                                               -----------                -------------

Massachusetts Community
   Development Finance Corporation                   506,021                     506,021
Juan J. Amodei, Ph.D.                                 45,985                      45,985
Joseph Bordogna, Ph.D.                                17,271                      17,271
Massachusetts Technology
   Development Corporation                           379,728                     379,728
Joseph A. Teves                                       66,935                      66,935
Harry Hsuan Yeh, Ph.D.                               187,289                     187,289

        Dr. Yeh and Mr. Teves did not convert all their debt and each received a promissory note for $100,000 bearing interest rates of 10% and 8.4% per annum, respectively, for the remaining amounts due to them from the Company. The original due date for the notes was October 23, 1996. The notes provide that the Company is in default if the amount due is not paid within 90 days of the maturity date. Upon an event of default the noteholder may, upon written notice to the Company, declare the note immediately due and payable. The Company has not received any demand notices from the noteholders. Mr. Teves cancelled this note in exchange for the exercise of warrants. Dr. Yeh also forgave a $100,000 promissory note from the Company in return for a warrant to purchase 150,000 shares of Common Stock, exercisable until February 6, 1999 at $1.00 per share. (SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS")

        In November 1995, the Company completed a 1995 Bridge Financing, whereby certain affiliates loaned $255,000 to the Company in return for $255,000 in promissory notes bearing an interest rate of 10% per annum and warrants to purchase an aggregate of 250,000 shares of Common Stock, execisable until November 1998, at $1.00 per share. The following affiliates participated in the 1995 Bridge Financing: Dr. Amodei, Dr. Bordogna, Mr. Teves, Polaroid and Centennial. Approximately $150,000 has been repaid towards the outstanding balance. The original maturity date for the notes was May 24, 1996. The notes provide that the Company is in default if amount due is not paid within 90 days of the maturity date. Upon an event of default, the noteholder may, upon written notice to the Company, declare the note immediately due and payable. The Company has not received any demand notices from the noteholders and plans to pay the total amount due out of the proceeds of the Offering. (SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS")

        As part of the 1996 Private Placement, warrants to purchase 958,925 shares of Common Stock were issued pro rata to the stock and optionholders of Triple I as of September 30, 1995 ("Stockholder Warrants"). The Stockholder Warrants have an exercise price of $1.00 and are exercisable after the earlier of (a) February 28, 2001 (five years from the closing of the 1996 Private Placement), (b) upon the attainment of $12,000,000 in annual revenues or $1,000,000 in pretax net income in Fiscal 1997 or (c) upon the attainment of $15,000,000 in annual revenues or

$1,500,000 in pretax net income in Fiscal 1998. The following affiliates received Stockholder Warrants: Dr. Juan J. Amodei (206,245), Dr. Harry Hsuan Yeh (248,145), Mr. Joseph A. Teves (28,970), CDFC (32,040), Dr. Joseph Bordogna (14,675), MTDC (63,135), Polaroid (180,380) and Shirley Hsin-Hiu Wang (88,100).
(SEE "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT").

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The following exhibits are filed herewith:

   EXHIBIT
  NO. TITLE
  ---------

(a)     EXHIBITS

  1       --     Not applicable.
  2       --     Agreement of Merger, dated December 9, 1996.
  3a      --     Certificate of Incorporation.
  3b      --     Bylaws, as amended.
  4       --     Sections of Bylaws and Certificate of Incorporation defining the rights of security-holders (contained in Exhibits 3a and 3b).
  5       --     Not applicable.
  6       --     Not applicable.
  7       --     Not applicable.
  8       --     Not applicable.
  9       --     Not applicable.
**10a     --     License and Collaboration Agreement dated November, 1992 between the
                 Company and Polaroid Corporation, with amendments.
  10b     --     Purchase agreement dated March 31, 1996 between the Company and Centennial
                 Technologies, Inc., and the termination thereof.
  10c     --     1996 Stock Option Plan.
  10d     --     Employment Agreement with Juan J. Amodei, Ph.D.
  10e     --     Lease Agreement between the Company and John Hancock Mutual Life Insurance
                 Company, dated October 31, 1995, as amended.
  10f     --     Form of the Shareholder Exchange Agreement by and between Orbis, Inc., Triple
                 I Corporation, and the Shareholders of Triple I Corporation.
  10g     --     Form of Subscription Agreement between the Company and investors in the 1997
                 Bridge Financing.
  10h     --     Form of Subscription Agreement between the Company and Dr. Harry Hsuan
                 Yeh.
  10i     --     Form of Subscription Agreement between the Company and investors in the 1996



               Private Placement.
10j     --     Securities Purchase Agreement between the Company and Imprimus Investors
               LLC, dated November 12, 1997
10k            Form of Class A and Class B Warrants issued by the Company to Imprimus
               Investors LLC
10l            Registration Rights Agreement between the Company and Imprimus Investors
               LLC, dated November 12, 1997
11      --     Not applicable.
12      --     Not applicable.
13      --     Not applicable.
14      --     Not applicable.
15      --     Not applicable.
16      --     Not applicable.
18      --     Not applicable.
21      --     Subsidiaries of the Company
23      --     Not applicable.
24      --     Not applicable.
25      --     Not applicable.
26      --     Not applicable.
27      --     Financial Data Schedule


** Certain information is withheld and being filed separately with the Commission pursuant to a request for confidential treatment.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INDUSTRIAL IMAGING CORPORATION

Date: January 29, 1998            By: /s/ Juan J. Amodei,Ph.D.
                                      ------------------------------------------
                                           Juan J. Amodei, Ph.D.
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        NAME                           CAPACITY                                DATE
        ----                           --------                                ----

/s/ Juan J. Amodei, Ph.D.           President, Chief Executive Officer,        January 29, 1998
------------------------------      and Chairman of the Board of
Juan J. Amodei, Ph.D.               Directors (Principal Executive Officer)

/s/ Bryan M. Gleason                Chief Financial Officer, Vice              January 29, 1998
------------------------------      President and Treasurer
Bryan M. Gleason                    (Principal Financial and Principal
                                    Accounting Officer)

/s/ Joseph Bordogna, Ph.D.          Director                                   January 29, 1998
------------------------------
Joseph Bordogna, Ph.D.

/s/ Joseph A. Teves                 Director                                   January 29, 1998
------------------------------
Joseph A. Teves

/s/ Charles G. Broming              Director                                   January 29, 1998
------------------------------
Charles G.Broming

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of
    Industrial Imaging Corporation:

        We have audited the accompanying balance sheets of Industrial Imaging Corporation as of March 31, 1997 and March 31, 1996 and the related statements of operations and shareholders' equity (deficit) and cash flows for the year ended March 31, 1997, the period from October 1, 1995 to March 31, 1996 and the years ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Imaging Corporation at March 31, 1997 and March 31, 1996, and the results of its operations and its cash flows for the year ended March 31, 1997, the period from October 1, 1995 to March 31, 1996 and the years ended September 30, 1995 and 1994 in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency and stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boston, Massachusetts
January 16, 1998

                         INDUSTRIAL IMAGING CORPORATION

                                 BALANCE SHEETS

                                                                                            March 31,      March 31,
                                                                                               1997          1996
                                                                                            ---------      ---------
                                        ASSETS
Current assets:

    Cash...............................................................................     $    62,103   $    10,011
    Accounts receivable, net of allowance for doubtful accounts of $31,000
      and $20,000 at March 31, 1997 and 1996, respectively (Notes C and D).............         493,778        92,586
    Inventory (Notes C and E)..........................................................       1,877,979       682,886
    Prepaid expenses...................................................................          53,398        22,076
                                                                                            -----------   -----------
      Total current assets.............................................................       2,487,258       807,559
Property and equipment, net (Notes C and F)............................................          34,256        32,870
Patents, net (Notes C and G)...........................................................          61,979       168,229

Other assets...........................................................................          10,786        10,786
                                                                                            -----------   -----------
      Total assets.....................................................................       2,594,279   $ 1,019,444
                                                                                            ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Notes payable (Notes J and K)......................................................         480,404       495,174
    Accounts payable...................................................................       2,497,890       281,094
    Deferred revenue (Notes C and H)...................................................         242,938       667,387
    Accrued expenses (Note I)..........................................................         957,953       930,334
                                                                                            -----------   -----------
      Total current liabilities........................................................       4,179,185     2,373,989
Notes payable B long-term portion (Notes J and K)......................................         450,000         --
                                                                                            -----------   -----------
      Total liabilities................................................................       4,629,185     2,373,989

Commitments and contingencies (Note H)
Shareholders' deficit
 (Notes J, K, L, and O):
    Common stock, par value $.01 per share, authorized 8,700,000 shares,
      5,867,498 and 3,537,037 shares issued and outstanding at March 31, 1997,
      and March 31, 1996, respectively.................................................          58,675        35,370

    Series A Preferred Stock, par value $.01 per share, authorized 1,000,000 shares, 0 and 633,200 shares issued and outstanding at March 31, 1997, and
      March 31, 1996, respectively.....................................................            --           6,332

    Series B Preferred Stock, par value $.01 per share, authorized 300,000 shares, 0 shares issued and outstanding at March 31, 1997 and March 31, 1996,
      respectively.....................................................................            --            --
    Additional paid-in capital.........................................................       5,872,588     4,675,368
    Accumulated deficit................................................................      (7,966,169)   (6,071,615)
                                                                                            -----------   -----------
      Total shareholders' deficit......................................................      (2,034,906)   (1,354,545)
                                                                                            -----------   -----------
        Total liabilities and shareholders' deficit....................................     $ 2,594,279   $ 1,019,444
                                                                                            ===========   ===========


    The accompanying notes are an integral part of the financial statements.

'


                         INDUSTRIAL IMAGING CORPORATION

                            STATEMENTS OF OPERATIONS

                                                       12 Months            6 Months            12 Months           12 Months
                                                         Ended                Ended                Ended               Ended
                                                     March 31, 1997      March 31, 1996     September 30, 1995  September 30, 1994
                                                     --------------      --------------     ------------------  ------------------
Revenues (Note C):

    Product........................................    $    1,525,625      $    419,782        $    986,660       $     936,783
    Service........................................           297,951           160,584             238,363             373,365
                                                       --------------      ------------        ------------       -------------
                                                            1,823,576           580,366           1,225,023           1,310,148
                                                       --------------      ------------        ------------       -------------
Cost of revenues:

    Product........................................         1,341,919           450,746             730,180             783,213
    Service........................................           268,068           100,703             412,402             413,852
                                                       --------------      ------------        ------------       -------------
                                                            1,609,987           551,449           1,142,582           1,197,065
                                                       --------------      ------------        ------------       -------------
Gross profit.......................................           213,589            28,917              82,441             113,083
                                                       --------------      ------------        ------------       -------------
Operating expenses:

    Research and development (Notes C and H).......           440,207           427,778             505,147             468,075
    Sales and marketing............................           361,392           125,370             218,704             370,859
    General and administrative.....................           857,948           541,285             814,094             680,824
    Merger Expenses (Note R).......................           179,787
                                                       --------------      ------------        ------------       -------------
        Total operating expenses...................         1,839,334         1,094,433           1,537,945           1,519,758
                                                       --------------      ------------        ------------       -------------
Loss from operations...............................        (1,625,745)       (1,065,516)         (1,455,504)         (1,406,675)
Other income (expense):
    Interest expense (Notes D and J)                          (89,257)          (94,305)           (126,189)            (83,311)
    Other, net (Note Q)............................          (179,552)            --                  6,567             (16,577)
                                                       --------------      ------------        ------------       -------------
        Other income (expense), net................          (268,809)          (94,305)           (119,622)            (99,888)
        Loss before income taxes...................        (1,894,554)       (1,159,821)         (1,575,126)         (1,506,563)

Provision for income taxes (Notes C and M).........            --                --                   --                  --
                                                       --------------      ------------        ------------       -------------
Net loss...........................................    $   (1,894,554)     $ (1,159,821)       $ (1,575,126)      $  (1,506,563)
                                                       ==============      ============        ============       =============

Net loss per share.................................    $         (.44)     $       (.55        $      (1.05)      $       (1.45)
                                                       ==============      ============        ============       =============

Weighted Average common outstanding................         4,257,727         2,105,823           1,507,099           1,039,025
                                                       ==============      ============        ============       =============


    The accompanying notes are an integral part of the financial statements.

                         INDUSTRIAL IMAGING CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                           12 Months         6 Months           12 Months           12 Months
                                                             Ended             Ended              Ended               Ended
                                                         March 31, 1997    March 31, 1996   September 30, 1995  September 30, 1994
                                                         --------------    --------------   ------------------  ------------------

Cash flows from operating activities:
    Net loss.........................................       $(1,894,554)    $(1,159,821)        $(1,575,126)       $(1,506,563)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
        Loss on disposal of fixed assets.............              --              --                  --                5,554
        Depreciation.................................            22,217          17,310              34,612             33,290
        Compensation relating to stock options.......            26,400            --                  --                 --
        Shares issued in conjunction with bridge
          loan.......................................           171,297            --                  --                 --
        Amortization.................................           106,250          53,125             106,250            106,250
        Provision for doubtful accounts..............              --              --               (14,707)             9,704
        Changes in assets and liabilities:
        Accounts receivable..........................          (401,192)        (38,058)            201,843           (193,219)
        Inventory....................................        (1,195,093)        111,935            (302,483)            70,493
        Prepaid expenses.............................           (31,322)        (16,961)              5,686             (1,384)
        Other assets.................................              --              --                  (310)            (1,076)
        Accounts payable.............................         2,216,796         (18,279)            113,506             78,350
        Deferred revenue.............................          (424,449)        (12,338)            364,072             45,538
        Accrued expenses.............................            27,619         400,552             291,431            183,832
                                                            -----------     -----------         -----------        -----------
        Net cash used in operating activities........        (1,376,031)       (662,535)           (775,226)        (1,169,231)
                                                            -----------     -----------         -----------        -----------
Cash flows from investing activities:
    Capital expenditures.............................           (23,603)           --                  --              (14,996)
    Proceeds from sale of fixed assets...............              --              --                  --                1,307
                                                            -----------     -----------         -----------        -----------
    Net cash used in investing activities............          (23,603)            --                  --              (13,689)
                                                            -----------     -----------         -----------        -----------
Cash flows from financing activities:
    Proceeds from issuance of nonconvertible debt....           719,000         260,702             381,444            648,001
    Principal payments on nonconvertible debt........          (283,770)       (153,584)               --              (31,389)
    Proceeds from issuance of convertible debt.......           200,000            --                  --                 --
    Proceeds from issuance of stock (net)............           816,496         559,210             400,000            518,000
                                                            -----------     -----------         -----------        -----------
      Net cash provided from financing activities....         1,451,726         666,328             781,444          1,134,612
                                                            -----------     -----------         -----------        -----------
      Net increase (decrease) in cash................            52,092           3,793               6,218            (48,308)
Cash, beginning of period............................            10,011           6,218                --               48,308
                                                            -----------     -----------         -----------        -----------
Cash, end of period..................................       $    62,103     $    10,011         $     6,218        $        --
                                                            ===========     ===========         ===========        ===========
Supplemental cash flows information:
    Cash paid during the period for interest.........       $    45,092     $     6,963         $    49,500        $    47,200
Noncash items:
    Debt and accrued interest converted to equity
      during the period..............................           200,000       1,270,637
     Forgiveness of debt/contributed capital.........                           100,000


    The accompanying notes are an integral part of the financial statements.

                         INDUSTRIAL IMAGING CORPORATION

                       STATEMENT OF SHAREHOLDERS' DEFICIT

                                          Series A Convertible
                                             Preferred Stock         Common Stock      Additional                   Total
                                          --------------------   -------------------    Paid-in    Accumulated  Shareholders'
                                                                                        Capital      Deficit       Equity
                                                                                       ----------  -----------  -------------
                                           Shares      Amount     Shares     Amount
                                          --------    --------   --------   --------

Balance at September 30, 1993..........    397,200  $   3,972     753,200   $  7,532  $1,857,719  $(1,830,105)    $    39,118
Issuance of Series A convertible
    preferred stock and common             200,000      2,000     200,000      2,000      96,000                      100,000
    stock for cash, October 1993.......
Issuance of Series A convertible
    preferred stock                         20,000        200      20,000        200       9,600                       10,000
    and common stock for cash,
       October 1993....................
Issuance of Series A convertible
    preferred stock and common              16,000        160      16,000        160       7,680                        8,000
    stock for cash, November 1993......
Issuance of common stock for cash,                                288,600      2,886     397,114                      400,000
July 1994..............................
Net loss                                                                                           (1,506,563)     (1,506,563)
                                          --------  ---------  ----------   --------  ----------  -----------     -----------
Balance at September 30, 1994..........    633,200      6,332   1,277,800     12,778   2,368,113   (3,336,668)       (949,445)
Issuance of common stock for cash,
    December 1994                                                 288,600      2,886     397,114                      400,000
Net loss                                                                                           (1,575,126)     (1,575,126)
                                          --------  ---------  ----------   --------  ----------  -----------     -----------
Balance at September 30, 1995..........    633,200      6,332   1,566,400     15,664   2,765,227   (4,911,794)     (2,124,571)
Issuance of common stock for debt
    and interest conversion............                         1,270,637     12,706   1,257,931                    1,270,637
Issuance of common stock for cash,
    net of issuance costs of $140,790..                           700,000      7,000     552,210                      559,210
Issuance of warrants in exchange for
    forgiveness of debt................                                                  100,000                      100,000
Net loss                                                                                           (1,159,821)     (1,159,821)
                                          --------  ---------  ----------   --------  ----------  -----------     -----------
Balance at March 31, 1996..............    633,200  $   6,332   3,537,037   $ 35,370  $4,675,368  $(6,071,615)    $(1,354,545)
Issuance of common stock for cash,
    net of issuance costs of $32,964 ..                           830,000      8,300     788,736                      797,036
Exercise of warrants for cash..........                           230,000      2,300     227,700                      230,000
Shares issued in conjunction with                                 112,370      1,124     170,173                      171,297
bridge loans...........................
Compensation expense relating to                                                          26,400                       26,400
stock options..........................
Recapitalization of Orbis, Inc.........                           524,891      5,249     (15,789)                     (10,540)
Conversion of preferred shares to         (633,200)    (6,332)    633,200      6,332                                     --
common stock......
Net loss                                                                                           (1,894,554)     (1,894,554)
                                          --------  ---------  ----------   --------  ----------  -----------     -----------
                                             --          --    $5,867,498    $58,675  $5,872,588  $(7,966,169)    $(2,034,906)
                                          ========  =========  ==========   ========  ==========  ===========     ===========



     The accompanying notes are an integral part of the financial statements.

                         INDUSTRIAL IMAGING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

A.  ORGANIZATION AND DESCRIPTION OF BUSINESS

    Nature of Business

        Triple I Corporation (the "Company" or "Triple I"), a Delaware corporation, was organized as a successor to AOI Systems, Inc., whose assets and technologies it purchased in October 1992, for the purpose of manufacturing and selling optical inspection systems in the printed circuit board industry. The Company operates under the trade name of AOI International and has manufacturing operations based in Lowell, Massachusetts with customers located in the United States, Europe, and Asia.

    Exchange

        On November 16, 1995, the Board of Directors of the Company approved a transaction with Orbis, Inc. ("Orbis"), a publicly held corporation, whose only activity had been expenses during the fiscal year relating to filing fees and minimal overhead costs. Orbis has had no significant revenue for the last four fiscal years. On December 5, 1996, the Orbis stockholders approved the transaction between Triple I and Orbis, whereby the stockholders of Triple I exchanged 100% of the outstanding Common Stock of Triple I for 90% of the outstanding common stock of Orbis (the "Exchange"). On February 1, 1997, the Exchange was completed as the Company obtained approval from 100% of its shareholders. The Exchange will be accounted for as a capital stock transaction and will be treated as a recapitalization of Triple I with Triple I as the acquiror (reverse acquisition). The costs of the Exchange will be charged to other expense and no goodwill will be recorded.

        In connection with the Exchange, Orbis reincorporated from a Rhode Island corporation to a Delaware corporation and changed its name to Industrial Imaging Corporation via a merger of Orbis into Industrial Imaging Corporation. As a result, Triple I became a wholly owned subsidiary of Industrial Imaging Corporation.

    Change in Year-End

        In anticipation of the Exchange, the Company changed its year-end from a twelve-month period ending September 30 to a twelve-month period ending March
31. The financial statements include presentation of the transition period beginning October 1, 1995 and ending on March 31, 1996.

                         INDUSTRIAL IMAGING CORPORATION

B.  MANAGEMENT'S FINANCING AND CAPITAL FORMATION PLANS

        Since its inception, the Company has suffered recurring losses from operations resulting in a net shareholders' deficit at March 31, 1997 and has been unable to pay certain debt obligations. The remedies available to the debt holders include immediate demand of payment and foreclosure. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ultimate success of the Company is dependent upon its ability to continue to raise financing and significantly increase contract revenue or product sales. However, the Company's capital requirements may change depending upon numerous factors, including the demand for the Company's product. In November 1997, the Company raised $3 million in a private equity transaction. Management believes that with this additional capital, it will have adequate funds to aggressively pursue market penetration. In view of the Company's current financial condition, the Company plans to continue to aggressively manage its working capital and expenses while pursuing product sales opportunities as well as strategic or other business relationships.

C.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

    Inventories

        Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis.

    Property And Equipment

        Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the lesser of the estimated useful lives of the assets, 3 to 5 years, or lease term. Maintenance and repair costs are expensed as incurred; renewals and betterments are capitalized. Upon the sale or retirement of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation with any resulting gain or loss included in income.

    Patents

        Purchased patents are valued at cost and amortized on a straight-line basis over five years.

    Revenue Recognition

                         INDUSTRIAL IMAGING CORPORATION

        Sales of inspection systems and evaluation units are recorded when customer acceptance requirements are met. Revenue from service maintenance contracts is deferred and is recognized over the term of the contract, generally one year. Revenue from government grants is recognized when specific contract requirements have been met and no significant contingencies remain under the contract. The Company generally requires payment from customers in U.S. dollars as part of its normal payment terms. Fluctuations in foreign exchange rates to date have not had a material effect on the Company's financial statements.

    Income Taxes

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax bases of assets and liabilities using the current statutory tax rates. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

    Net Loss Per Common Share

    Net loss per common share is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury method) outstanding after certain adjustments described below. Common equivalent shares are not included in the per-share calculations where the effect of their inclusion would be antidilutive.

    Research And Development

        Expenditures for research, development and engineering of products and manufacturing processes are expensed as incurred. Cost reimbursement under collaborative research agreements are recorded as offsets to research and development expenses.

    Use Of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                         INDUSTRIAL IMAGING CORPORATION

     Accounting Pronouncements

        In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128. "Earning Per Share" which is effective for fiscal years ending after December 31, 1997, including interim periods. Earlier adoption is not permitted. However, the statement permits disclosure of pro forma earnings per share amounts computed under SFAS 128 in the notes to the financial statements in periods prior to adoption. The statement requires restatement of all prior period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards Committee entitled International Accounting Standards, Earnings Per Share. The Company will adopt SFAS 128 in fiscal 1998 and has not yet determined its impact.

        In June 1997, the FASB issued two additional statements. SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" are both effective for years beginning after December 15, 1997. Adoption of these standards are not expected to impact the financial results of the Company.

    Concentrations of Credit Risk

    A significant portion of the Company's sales are to customers whose principal activities relate to the printed circuit board industry, included a heavy concentration of sales to customers in foreign countries. (See note P). Although the Company generally requires advance deposits or letters of credit from customers, the Company sometimes extends credit to its foreign customers and collection may be more difficult in the event of a default.

D.  ACCOUNTS RECEIVABLE

        In the normal course of business, the Company extends credit terms on a customer-by-customer basis based on its evaluation of collectibility exposure. Management's estimates of losses in this area are recorded through an evaluation of the adequacy of the allowance for doubtful accounts. The risk of loss from any concentrations of credit risk with respect to trade receivables is mitigated by management's evaluation and provision, the policy of securing larger dollar sales with substantial deposits at order and ship dates, and the incentive for customers to maintain their credit standing in order to receive ongoing technical service.

        During the year ended March 31, 1997 and the six months ended March 31, 1996, accounts receivable in the amounts of $347,500 and $261,400, respectively, were factored, without recourse, to a related party. Specific invoices were sold under individual purchase and

                         INDUSTRIAL IMAGING CORPORATION
sale agreements. The Company receives a portion of the value of a receivable at the date of the sale. Subsequent receipts of sold receivables are forwarded in full to the factor. Interest is calculated at Prime + 4% over the time the money owed the factor is outstanding. The transaction is completed when the Company receives the remaining balance of the receivable, net of interest charges, from the factor. Interest on these contracts totaled $21,257, $16,201, $7,642 and $3,415 during the year ended March 31, 1997, the six months ended March 31, 1996, and the years ended September 30, 1995 and 1994, respectively.

E.  INVENTORIES

    Inventories consist of the following:

                                                                      MARCH 31,           MARCH 31,
                                                                        1997                1996
                                                                      ---------           ---------
                  Raw materials................................        $949,895            $356,805

                  Work in process..............................         596,277              28,049

                  Finished goods...............................         331,807             298,032
                                                                     ----------            --------
                                                                     $1,877,979            $682,886
                                                                     ==========            ========

F.  PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                                                   MARCH 31,        MARCH 31,
                                                                                    1997              1996
                                                                                   ---------        ---------
                     Machinery and equipment..................................    $  55,613         $  55,613
                     Computer equipment, including $10,001 in capital
                        leases in 1997 and 1996 respectively..................       61,837            38,234
                     Computer software........................................       14,949            14,949
                     Furniture and fixtures...................................       24,837            24,837
                                                                                   --------          --------
                                                                                    157,236           133,633
                     Less: accumulated depreciation and amortization..........      122,980           100,763
                                                                                   --------          --------
                                                                                   $ 34,256          $ 32,870
                                                                                   ========          ========

        Depreciation expense for the year ended March 31, 1997, six months ended March 31, 1996, and the years ended September 30, 1995 and 1994, was $22, 217, $17,310, $34,612 and $33,290, respectively.

G.  INTANGIBLE ASSETS

                         INDUSTRIAL IMAGING CORPORATION

        The Company holds several patents that were purchased. These patents are stated at the acquisition cost of $531,250 and are amortized using the straight-line method over 5 years. Amortization expense was $106,250, $53,125, $106,250, and $106,250 for the year ended March 31, 1997, the six months ended March 31, 1996, and the years ended September 30, 1995, and 1994, respectively.

    The Company periodically reviews the propriety of carrying amounts of its intangible assets as well as the amortization periods to determine whether current events and circumstances warrant adjustment to the carrying value or estimates useful lives. At each balance sheet date, management evaluates whether there has been a permanent impairment in the value of goodwill by assessing the carrying value of goodwill against anticipated future cash flows from related operating activities. Factors which management considers in performing this assessment include current operating results, trends, and prospects and, in addition, demand, competition and other economic factors.

H. COMMITMENTS AND CONTINGENCIES

        The Company is obligated under a lease agreement for an office and manufacturing facility in Lowell, Massachusetts, expiring on November 30, 1998.

        Under the terms of the lease, the Company must pay base rent of $9,970 per month plus the Company's pro rata share of certain costs paid by the landlord. Total rent expense was $133,639, $66,084, $93,233, and $76,179 for the year ended March 31, 1997, the six months ended March 31, 1996, and the years ended September 30, 1995 and 1994, respectively.

    The amount of future minimum lease payments under the operating lease is as follows:

               1998..............................................  $119,638
               1999..............................................    79,760
                                                                   --------
               Total minimum lease payments......................  $199,398
                                                                   ========

        On August 1, 1994 the Company entered into a cooperative agreement with the U.S. Department of Energy Advanced Research Project Agency ("ARPA") to research optics. The Company is finalizing its obligation under the contract. As of March 31, 1997, the Company had incurred $320,000 in project expenses and had received $320,000 in matching funds from ARPA which have been recorded as cost reimbursement against research and development expense to the extent of costs incurred.

        On November 28, 1994 the Company entered into an eight-year license and collaboration agreement with Polaroid Corporation ("Polaroid") to promote the development, marketing, and sales in the field of printed circuit board production, and to collaborate in the fields of Automatic Inspection and PCB PhotoTool generation.

                         INDUSTRIAL IMAGING CORPORATION

        Under the Polaroid Agreement, the Company is required to meet certain sales and performance milestones to maintain the Company's exclusivity concerning the technology. The Company and Polaroid are in the process of resolving a dispute regarding exclusivity. Management believes that the ultimate resolution of this dispute will not have a material effect on the Company=s financial statements.

        In March 1996, the Company entered into a purchase agreement with Centennial Technologies, Inc. ("Centennial") whereby Centennial had agreed to purchase components and materials up to $3 million on behalf of the Company and resell them to the Company. The Company has agreed to pay Centennial upon full payment from the Company's customers as systems are sold. The agreement is effective until June 30, 1997 and purchases must be specifically authorized by Centennial. As of March 31, 1996, Centennial had authorized purchases for the first $750,000. In accordance with the agreement, the Company incurred a one time non-refundable fee of $200,000, which is included in General and Administrative expenses for the six months ended March 31, 1996. In May 1997, the Company and Centennial agreed to terminate the purchase agreement. The Company liquidated amounts owed to Centennial under the agreement by paying approximately $132,000 in cash and agreeing to issue 600,000 shares of common stock to pay off the remaining balance of approximately $1.2 million.

I.  ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                                                               March 31,     March 31,
                                                                                 1997          1996
                                                                               ---------     ---------
                  Accrued vacation                                             $106,343      $ 88,999
                  Accrued professional fees                                     131,546       161,803
                  Accrued payroll and related expenses                          356,890       297,317
                  Accrued warranty                                              115,885        79,611
                  Accrued Centennial fee                                           --         200,000
                  Accrued interest and other                                    247,289       102,604
                                                                               --------      --------
                                                                               $957,953      $930,334
                                                                               ========      ========

J.  DEBT

    The following is a summary of the Company's debt obligations:

                                                                                             March 31,       March 31,
                                                                                                1997            1996
                                                                                             ---------       ---------
Collateralized demand note with assignee for the benefit of creditors for the former AOI Systems, Inc., due January 30, 1995. The note was renegotiated in July 1994 to require interest
    only payments at a rate of 8.0%, due monthly.....................................        $130,000         $130,000

Uncollateralized subordinated note with a related party, principal due December 31,
     1996, interest rate of 8.4%, interest only payments due quarterly...............          50,000           50,000


                         INDUSTRIAL IMAGING CORPORATION


Uncollateralized note with a related party, principal due October 23, 1996, interest
     rate of 10% payable at maturity.................................................         100,000          100,000
Uncollateralized note with a related party, principal due October 23, 1996, interest
     rate of 8.4% payable at maturity................................................         100,000          100,000
Uncollateralized note with a related party, principal due June 6, 1996, interest
     rate of 10% payable at maturity.................................................          15,000           25,000
Uncollateralized note with a related party, principal due June 6, 1996, interest
     rate of 10% payable at maturity.................................................          15,000           15,000
Uncollateralized note with a related party, principal due June 6, 1996, interest
     rate of 10% payable at maturity.................................................           5,000            5,000
Uncollateralized note with a related party, principal due June 6, 1996, interest
     rate of 10% payable at maturity.................................................             --            10,000
Uncollateralized note with a related party, principal due June 6, 1996, interest
     rate of 10% payable at maturity.................................................          50,000           50,000
Uncollateralized note with a related party, principal due January 15, 1999, interest
     rate of 10% payable at maturity.................................................         150,000
Uncollateralized note with a related party, principal due January 21, 1999, interest
     rate of 10% payable at maturity.................................................          50,000
Uncollateralized note with a related party, principal due February 6, 1999, interest
     rate of 10% payable at maturity.................................................          50,000
Uncollateralized note with a related party, principal due February 6, 1999, interest
     rate of 10% payable at maturity.................................................          50,000
Uncollateralized note with a related party, principal due February 6, 1999, interest
     rate of 10% payable at maturity.................................................          50,000
Uncollateralized note with a related party, principal due February 6, 1999, interest
     rate of 10% payable at maturity.................................................          25,000
Uncollateralized note with a related party, principal due February 6, 1999, interest
     rate of 10% payable at maturity.................................................          25,000
Uncollateralized note with a related party, principal due February 11, 1999,
     interest rate of 10% payable at maturity........................................          50,000
Uncollateralized note, principal due in nine monthly payments of $3,467 plus
     interest at 8.1%................................................................          13,866            5,702
Capital lease obligations............................................................           1,538            4,472
                                                                                             --------         --------
                                                                                              930,404          495,174
Less amounts due within one year.....................................................         480,404          495,174
                                                                                             --------         --------
                                                                                             $450,000         $   --
                                                                                             ========         ========

        In February 1996, the Company and various debt holders entered into an agreement to convert $1,270,637 in unpaid debt and interest into 1,270,637 shares of the Company's common stock and warrants to purchase 150,000 shares of common stock at $1.00 per share through February 6, 1999. In addition, the Company and certain debt holders agreed to extend the maturity on $200,000 in notes until October 23, 1996, however, a portion of this debt is still outstanding.

                         INDUSTRIAL IMAGING CORPORATION

        In May 1996, the Company issued a note to a related party for $200,000, bearing interest of 10% per annum, due May 1997. In June 1996, the related party converted this $200,000 unpaid debt into 200,000 shares of common stock, and purchased 250,000 shares of common stock at $1.00 per share. In August 1996, the Company issued a note to a related party for $100,000 bearing interest of 12.25% per annum, due September 1996. This note was repaid in January 1997 plus accrued interest. In November 1996, the Company issued a note to a related party for $130,000 bearing interest of 12.25% per annum, due 90 days from the date of issuance. This note was repaid in January 1996 plus accrued interest. In December 1996, the Company issued a note to a related party for $150,000 due in December 1999, bearing interest of 10% per annum.

        In January 1997, a shareholder of the Company converted a loan in the amount of $150,000 to a subordinated note which bears interest at 10% per annum and is payable in January 1999. The Company issued 44,100 shares of common stock to the noteholder in conjunction with this transaction. The common stock was recorded in equity at $1.00 per share or a total of $44,100 which the Company deemed to be fair market value with the offset to other expense. Payment of this note is accelerated in the event the Company raises a certain amount of equity financing. In addition, a shareholder of the Company loaned the Company $50,000 in January 1997. The Company issued a subordinated promissory note which bears interest at 10% per annum and is due in two years. Payment of this note is accelerated in the event the Company raises a certain amount of equity financing. In addition, the Company issued 14,700 shares of common stock to the noteholder in conjunction with this transaction. The common stock was recorded in equity at $1.00 per share or a total of $14,700 which the Company deemed to be fair market value with the offset to other expense.

        In January 1997, the Company through Schneider Securities, Inc. (the "Placement Agent"), commenced the 1997 bridge financing through the sale of 5 units, each of which consists of a $50,000 subordinated promissory note bearing interest at an annual rate of 10% and 10,714 shares of the Company's common stock. The promissory notes are due two years after issue and payment is accelerated in the event the Company raises a certain amount of equity financing. In February 1997, the Company raised $250,000 through the sale of 5 units and issued 53,570 shares of common stock. The common stock was recorded in equity at $2.10 per share or a total of $112,497 which the Company deemed to be fair market value, based upon the recent exchange, with the offset to other expense.

        The above debt instruments contain numerous covenants and remedies upon default including immediate demand of payment and foreclosure. As of March 31, 1997, the Company had not repaid various borrowings that had become due and therefore is in default. In addition, the collateralized note is secured by all assets of the Company.

                         INDUSTRIAL IMAGING CORPORATION

K.  SHAREHOLDERS' EQUITY

        The Company's Board of Directors approved a 20-for-1 stock split of the common and preferred stock in February 1996. Accordingly, share information for all periods has been adjusted to reflect the split.

        Through Schneider Securities, Inc. (the "Placement Agent"), the Company raised $559,210 (net of issuance costs of $140,790) from February 1996 through March 1996. In April 1996, the Company raised $147,036 (net of issuance costs of $32,964) for the Private Placement (the "Private Placement"). The Company also issued warrants as part of the Private Placement, which were issued with an exercise price equal to the price of the common stock issued during the Private Placement. In accordance with the Private Placement, the Company issued to the Placement Agent warrants for the purchase of 88,000 shares of common stock exercisable on April 27, 1997 at an exercise price of $1.20 per share. In addition, the Company issued warrants to purchase 44,000 shares of the Company's common stock at an exercise price of $1.20 per share, to legal counsel in conjunction with the Private Placement. The Company accounts for the warrants at fair value. At the date of issuance, the value of the warrants was not material.

         In June 1996, a related party purchased 200,000 shares of common stock at $1.00 per share. In January 1997, a shareholder exercised warrants to purchase 230,000 shares of common stock at $1.00 per share.

        As of March 31, 1997, the Company had not repaid various borrowings that had become due and therefore was in default. In February 1996, the Company and various debt holders entered into an agreement to convert $1,270,637 of unpaid debt and interest into 1,270,637 shares of the Company's common stock. In addition, one debt holder agreed to exchange $100,000 of debt for warrants to purchase 150,000 shares of the Company's common stock at $1.00 per share through February 6, 1999.

        The Company has 5,867,498 and 3,537,037 shares of voting common stock issued and outstanding at March 31, 1997 and March 31, 1996, respectively. Holders of common stock are entitled to receive dividends only when declared by, and at the discretion of, the Board of Directors. An aggregate of 800,000 shares of voting common stock are reserved as follows: 200,000 shares for options under the 1992 Stock Option Plan; and 600,000 share for options under the 1995 Stock Option Plan.

        The Company has authorized 1,000,000 shares of preferred stock, with a par value of $.01 per share. At March 31, 1997 and March 31, 1996, 0 and 633,000 shares were issued and outstanding. In February, 1997, 633,000 preferred shares were converted to common shares on a one for one basis. The holders of the shares of preferred stock vote in certain circumstances and receive dividends in parity with holders of the common stock. Dividends are noncumulative for the Series A stock, while annual dividends are cumulative for the Series B Stock at 10% of the

                         INDUSTRIAL IMAGING CORPORATION
redemption value of $1.39.

        The Series A and Series B Stock are convertible at the option of the holder into shares of the Company=s common stock at a conversion rate using a conversion price that will be adjusted in certain instances such as dilutive issuances of equity securities, as defined. At March 31, 1996 and September 30, 1995, the per share conversion rate for the Series A Stock was $4.80 divided by the initial conversion price of $4.80, or one for one. At March 31, 1996 and September 30, 1995, the per share conversion rate for the Series B Stock was $1.39 divided by the initial conversion price of $1.39, also one for one.

        Upon liquidation, dissolution or winding up of the Company, holders of the Series A and Series B Stock, in parity with one another, are entitled to receive, prior and in preference to the holders of shares of stock ranking junior to the Series A and Series B stock, an amount equal to $4.80 and $1.39 per share, respectively. In addition, Series B stockholders are entitled to any accrued dividends at the date of liquidation.

        As of March 31, 1997 and March 31, 1996, no Series B stock was outstanding and no dividends were declared or accrued by the Company.

        In November 1997, an outside investor executed a Securities Purchase Agreement to invest $3 million in the Company by purchasing 3,000,000 shares of the Company's common stock at $1.00 per share. In accordance with the agreement, the Company also issued warrants to purchase 1,000,000 shares of common stock at $1.00 per share through November 12, 2002, and issued warrants to purchase 1,000,000 shares of common stock at $2.00 per share through November 12, 2002. The investor was granted demand registration rights starting six months from the closing date for both the common shares purchased and the warrants granted. In addition, the investor holds a seat on the board of directors. The agreement contains certain covenants which restrict future activities of the company including mergers or acquisitions, borrowings, issuance of securities, payment of dividends, granting a security interest in company assets, and the purchase or sale of assets. The investment has been funded and closing and issuance costs (including commissions) amounted to approximately $250,000.

L.  STOCK WARRANTS

        The Company has issued stock warrants as part of certain debt and equity transactions and accounts for warrants when issued at fair value. At date of issuance the value of these warrants was not material. The following summarizes the warrant issuances for the three classes of stock authorized by the Company.

                         INDUSTRIAL IMAGING CORPORATION

                   NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

    Common Stock Warrants

        In December 1993 the Company issued to an officer, who personally guaranteed corporate indebtedness, warrants to purchase 500,000 shares of common stock at $.50 per share through December 22, 1998. Also in December 1993 the Company issued in connection with debt, warrants to purchase 20,000 shares of common stock at $.20 per share through December 22, 2003. In August 1994 the Company issued to several directors and stockholders, warrants to purchase 160,000 and 180,340 shares of common stock at $1.25 and $1.39 per share, respectively, through August 22, 2004 and August 22, 2002, respectively. In October 1994, the Company issued in connection with debt, warrants to purchase 72,140 shares of common stock at $1.39 per share through October 5, 2002. In December 1994, in connection with certain equity financing, the Company issued warrants to purchase 72,160 shares of common stock at $1.39 per share through December 15, 2002. In June 1995, the Company issued in connection with debt, warrants to purchase 203,480 shares of common stock at $1.39 per share through April 6, 2003.

        In October 1995, in connection with debt, the Company issued warrants to purchase 250,000 shares of common stock at $1.00 per share through October 1998. The Company, in February 1996, also issued warrants to purchase 150,000 shares of common stock at $1.00 per share through February 1999, in conjunction with the debt conversion and forgiveness of debt.

        In November 1997, the Company offered a 50% discount of the exercise price to all warrantholders of the Company's common stock for a specified period of time, which has expired. Warrantholders exercised warrants to purchase 1,187,406 shares of common stock at prices from $.25 per share to $.60 per share. The Company received $252,145 in cash, and received a promissory note from an officer of the Company for $125,000, interest and principal is payable in four years, and accrues interest at an rate of 8.5% per annum. The stock purchased is pledged as collateral against the note. In addition, a director of the Company cancelled a promissory note due from the Company for $100,000 in exchange for the exercise of warrants at a total exercise price of $98,480. The balance of the note payable plus accrued interest were paid to the noteholder in cash. The Company also repaid a $15,000 note payable to a director plus accrued interest. The impact of these transactions will result in the Company taking a charge in Fiscal 1998.

    Series B Preferred Stock Warrants

        In 1994 the Company issued warrants for the purchase of 180,380 and 20,000 shares of Series B Preferred Stock at $1.39 per share through August 22, 2004 and December 22, 2003, respectively. In September 1994 the Company issued warrants for the purchase of 16,000 shares of Series B Preferred Stock at $1.39 per share through September 15, 2004. All of these warrants were converted to common stock warrants in February 1997.

                         INDUSTRIAL IMAGING CORPORATION

                   NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


M.  INCOME TAXES

        At March 31, 1997, the Company had net operating loss ("NOL") carryforwards of approximately $6,800,000 for federal and Massachusetts income tax purposes. These carryforwards expire through 2012. In addition, the Company had Research and Experimentation ("R&E") credit carryforwards of approximately $60,000 and $25,000 for federal and Massachusetts income tax purposes, respectively. Utilization of these NOL and R&E credit carryforwards may be limited pursuant to the provisions of Section 382 of the Internal Revenue Code.

        The components of the deferred tax assets and liabilities are as follows (dollars in thousands):


                                                                                  MARCH 31,       MARCH 31,
                                                                                    1997            1996
                                                                                  ---------       ---------
                  Deferred Tax Assets/(Liabilities):
                  Accrued expenses and other ...............................      $    451      $     280
                  Patents ..................................................           133            104
                  R&E credits ..............................................            85             85
                  NOL carryforwards ........................................         2,762          2,202
                                                                                  --------      ---------
                  Total deferred tax asset .................................         3,431          2,671
                  Valuation allowance ......................................        (3,431)        (2,671)
                                                                                  --------      ---------
                  Net deferred tax asset ...................................           --            --
                                                                                  ========      =========

        Due to the uncertainty surrounding the realization of the deferred tax assets in future income tax returns, the Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets.

N.  EMPLOYEE BENEFIT PLAN

        Effective October 26, 1992, the Company implemented a deferred compensation plan (the "Plan") under Section 401(k) of the Internal Revenue Code. Under the Plan, employees are permitted to contribute, subject to certain limitations. The Company's contribution to the Plan is discretionary and the Company has not contributed to the Plan since its inception.

O.  EMPLOYEE STOCK OPTION PLAN

        During 1993, the Company adopted, subject to shareholder approval, a stock award and incentive plan which permits the issuance of options or stock appreciation rights (SARs) to selected employees and independent contractors of the Company. The plan reserves 200,000 shares of common stock for grant and provides that the term of each award be determined by the Board of Directors charged with administering the plan.

                         INDUSTRIAL IMAGING CORPORATION

        Under the terms of the plan, options granted may be either nonqualified or incentive stock options and the exercise price, determined by the Board of Directors, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. All options granted in 1993 and 1994 had an exercise price of $.20 per share. 42,140 options were granted in October of 1992 to employees who transferred to Triple I from AOI Systems; these options were immediately exercisable. All other options granted during 1993 and 1994 vest over a five-year period. In September 1995, the Company granted to certain employees, 34,060 options with an exercise price of $1.00 per share, vesting over a five-year period. Also during September 1995, the Company granted to an officer of the Company, 40,000 options with an exercise price of $1.00 per share, vesting over a two-year period. In May 1996 and January 1997 the Company granted 100,000 options and 50,000 options respectively, at $1.00 per share to officers of the Company. Also, in November 1996, 130,600 options were granted to employees at $1.00 per share. During the year ended March 31, 1997, the Company, in connection with certain stock option grants, recognized $26,400 in compensation expense, due to extending the exercise period which resulted in a remeasurement date.

         Details of stock options are as follows:

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                                                         SHARES     EXERCISE PRICE
                                                                                        --------    --------------

                   Year ended September 30, 1993
                        Granted...................................................         62,940     $     .20
                        Exercised.................................................              0
                        Canceled..................................................              0
                                                                                        ---------     ---------
                        Outstanding at end of year................................         62,940           .20
                                                                                        ---------     ---------
                        Exercisable at end of year................................         42,140           .20
                                                                                        =========     =========
                   Year ended September 30, 1994
                        Granted...................................................         63,000           .20
                        Exercised.................................................              0
                        Canceled..................................................          1,600           .20
                                                                                        ---------     ---------
                        Outstanding at end of year................................        124,340           .20
                                                                                        ---------     ---------
                        Exercisable at end of year................................         45,700           .20
                                                                                        =========     =========
                   Year ended September 30, 1995
                        Granted...................................................         74,060          1.00
                        Exercised.................................................              0
                        Canceled..................................................              0
                                                                                        ---------     ---------
                        Outstanding at end of year................................        198,400           .50
                                                                                        ---------     ---------
                        Exercisable at end of year................................         62,220           .20
                                                                                        =========     =========
                   Six months ended March 31, 1996
                        Granted...................................................              0


                         INDUSTRIAL IMAGING CORPORATION


                        Exercised.................................................              0
                        Canceled..................................................          2,000        1.00
                                                                                        ---------   ---------
                        Outstanding at end of year................................        196,400         .49
                                                                                        ---------   ---------
                        Exercisable at end of year................................         71,940   $     .20
                                                                                        =========   =========
                   Year ended March 31, 1997
                        Granted...................................................        280,600        1.00
                        Exercised.................................................              0
                        Canceled..................................................              0
                        Outstanding at end of year................................        477,000         .79
                                                                                        ---------   ---------
                        Exercisable at end of year................................        114,872         .38
                                                                                        =========   =========

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). SFAS 123 is effective for periods beginning after December 15, 1995, and requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 for the year ended March 31, 1997 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized.

    Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended March 31, 1997 and March 31, 1996 would have been reduced to the pro forma amounts indicated below:

                                   MARCH 31, 1997                MARCH 31, 1996
                              -------------------------     ---------------------------
                                               Loss Per                        Loss Per
                               Net Income       Share        Net Income         Share
                              ------------    ---------     ------------       --------
As reported                   $(1,894,554)      $ (.44)     $(1,159,821)        $ (.55)
Pro Forma                     $(1,916,682)      $ (.45)     $(1,164,526)        $ (.55)

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to Fiscal 1996 and additional awards in the future years are anticipated.

        The fair value of each stock option is estimated on the date of grant using the Minimum

                         INDUSTRIAL IMAGING CORPORATION

Value option-pricing model with the following assumptions: an expected life of six years, no dividends, and risk free interest rates of 6.2% and 6.1% for the years ended March 31, 1997 and March 31, 1996, respectively. The fair value of options granted in the year ended March 31, 1997 and the six months ended March 31, 1996 was $280,600 and $0.

The following table summarizes information about stock options at March 31, 1997:



                                       Options Outstanding                       Options Exercisable
                       --------------------------------------------------    -----------------------------
                       Weighted Average
  Range of                  Number       Contractual     Weighted Average       Number    Weighted Average
Exercise Prices          Outstanding        Life          Exercise Price     Exercisable   Exercise Price
---------------          -----------        ----          --------------     -----------   --------------
  $0.20                    124,140          6.20              $0.20             88,460          $0.20
  $1.00                    302,860          9.17              $1.00             26,412          $1.00
  $4.00                     50,000          9.77              $4.00                  0
                           -------                                             -------
$0.20-4.00                 477,000          8.46              $1.11            114,872          $0.38
                           =======                                             =======

P.  SIGNIFICANT CUSTOMERS AND DOMESTIC AND EXPORT SALES

    Significant Customers

        Sales to significant customers were as follows:

                                    YEAR ENDED                SIGNIFICANT                PERCENTAGE OF
                                  MARCH 31, 1997               CUSTOMERS       AMOUNT      REVENUES
                           -----------------------------      -----------      ------    -------------
                           1997.........................      Customer A      $515,272        28%

                           1997.........................      Customer B       460,000        25%

                           1997.........................      Customer C       274,781        15%

                           1997.........................      Customer D       227,230        12%

                                    FOR THE SIX
                                   MONTHS ENDED               SIGNIFICANT                PERCENTAGE OF
                                  MARCH 31, 1996               CUSTOMERS       AMOUNT      REVENUES
                           -----------------------------      -----------      ------    -------------
                           1996.........................      Customer A      $226,059        39%

                           1996.........................      Customer B       180,000        31%



                                     YEAR ENDED               SIGNIFICANT                PERCENTAGE OF
                                  SEPTEMBER 30, 1995           CUSTOMERS       AMOUNT      REVENUES
                           -----------------------------      -----------      ------    -------------
                           1995.........................      Customer A      $225,000        18%

                           1995.........................      Customer B       209,248        17%


                         INDUSTRIAL IMAGING CORPORATION


                           1995.........................      Customer C       197,000        16%

                           1995.........................      Customer D       178,066        15%

                           1994.........................      Customer A       341,052        26%

                           1994.........................      Customer B       291,572        22%

                           1994.........................      Customer C       198,000        15%

                           1994.........................      Customer D       150,000        12%


    Domestic and Export Sales

        Domestic and export sales as a percentage of revenues were as follows:

                                                                              YEAR ENDED
                                                                            MARCH 31, 1997
                                                                      --------------------------
                                                                        AMOUNT              %
                                                                      -----------       --------
                  Domestic........................................     $  377,835            20%
                  Europe..........................................        990,808            54%
                  Asia............................................        484,933            26%


                                                                           SIX MONTHS ENDED
                                                                            MARCH 31, 1996
                                                                      --------------------------
                                                                        AMOUNT              %
                                                                      -----------       --------
                  Domestic........................................     $   37,328             6%
                  Europe..........................................        532,112            92%
                  Asia............................................         10,926             2%


                                                                               YEAR ENDED
                                                                           SEPTEMBER 30, 1995
                                                                      --------------------------
                                                                        AMOUNT              %
                                                                      -----------       --------
                  Domestic........................................     $  114,701             9%
                  Europe..........................................      1,095,642            90%
                  Asia............................................         14,680             1%


                                                                             YEAR ENDED
                                                                          SEPTEMBER 30, 1994
                                                                      --------------------------
                                                                        AMOUNT              %
                                                                      -----------       --------
                  Domestic........................................     $  500,545            38%
                  Europe..........................................        664,965            51%
                  Asia............................................        144,638            11%


                         INDUSTRIAL IMAGING CORPORATION

Q. OTHER EXPENSE

    Included in other expense is $171,297, which represents the cost of shares of the Company's common stock issued in conjunction with loans made to the Company in January and February, 1997. (See Note J).

R.  MERGER EXPENSES

        The costs of the Exchange with Orbis, consisting of legal costs, printing costs, and accounting costs amounted to $179,787, and have been included in operating expenses. (See Note A).