Form 10QSB
period 1997-06-30
INDUSTRIAL IMAGING CORP
filed 1998-01-30
CIK 799514

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         COMMISSION FILE NUMBER 0-15520

                         INDUSTRIAL IMAGING CORPORATION
   ---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        DELAWARE                                           05-0396504
---------------------------------                       --------------------
(State or other jurisdiction                            (I.R.S. employer
of incorporation or organization)                        identification no.)

              847 ROGERS STREET, LOWELL, MASSACHUSETTS      01852
              ------------------------------------------------------
              (Address of principal executive offices)    (Zip code)

                                 (978) 937-5400
              ------------------------------------------------------
                (Issuer's telephone number, including area code)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes       No  X
                              ---      ---

As of June 30, 1997, the Company had outstanding 6,567,512 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one)

                          Yes       No  X
                              ---      ---

                         INDUSTRIAL IMAGING CORPORATION

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                      PAGE NUMBER
                                                                                    -----------
        Item 1.  Financial Statements

                 Balance Sheets at June 30, 1997 and March 31, 1997                       3

                 Statements of Operations for the three months ended

                 June 30, 1997 and 1996                                                   4

                 Statements of Cash Flows for the three months ended

                 June 30, 1997 and 1996                                                   5

                 Notes to Financial Statements                                            6

        Item 2.  Managements's Discussion and Analysis of Financial

                 Condition and Results of Operations                                      8

PART II - OTHER INFORMATION

        Item 1.  Legal proceedings                                                        11

        Item 2.  Changes in Securities                                                    11

        Item 3.  Default upon Senior Securities                                           11

        Item 4.  Submission of Matters to a vote of Security Holders                      11

        Item 5.  Other Information                                                        11

        Item 6.  Exhibits and Reports on Form 8-K                                         12

                 Signatures

                        INDUSTRIAL IMAGING CORPORATION

                                BALANCE SHEETS

                                                                                              JUNE 30,        MARCH 31,
                                                                                               1997             1997
                                                                                            -----------       ---------
                                        ASSETS                                              (Unaudited)
Current assets:

    Cash..............................................................................     $      16,358   $      62,103
    Accounts receivable, net of allowance for doubtful accounts of $31,000 at June 30,
      1997 and March 31, 1997, respectively............................................          230,273         493,778
    Inventory (Note B).................................................................        1,730,250       1,877,979
    Prepaid expenses...................................................................           22,477          53,398
                                                                                           -------------   -------------
      Total current assets.............................................................        1,999,358       2,487,258
Property and equipment, net............................................................           30,375          34,256
Patents, net...........................................................................           36,417          61,979
Other assets...........................................................................           10,786          10,786
                                                                                           -------------   -------------
      Total assets.....................................................................        2,075,936     $ 2,594,279
                                                                                           =============   =============


                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities:
    Notes payable......................................................................          465,372         480,404
    Accounts payable...................................................................        1,137,174       2,497,890
    Deferred revenue...................................................................          215,423         242,938
    Accrued expenses...................................................................          936,828         957,953
                                                                                           -------------   -------------
      Total current liabilities........................................................        2,754,797       4,179,185
Notes payable -- long-term portion.....................................................          450,000         450,000
                                                                                           -------------   -------------
      Total liabilities................................................................        3,204,797       4,629,185
Commitments and contingencies
Shareholders' deficit (Note D):
    Common stock, par value $.01 per share, authorized 8,700,000 shares,
      6,567,512 and 5,567,498 shares issued and outstanding at June 30, 1997 and
      March 31, 1997, respectively.....................................................           65,675          58,675
    Series A Preferred Stock, par value $.01 per share, authorized 1,000,000 shares,
      0  shares issued and outstanding at June 30, 1997 and March 31, 1997,                         --              --
      respectively.....................................................................

    Series B Preferred Stock, par value $.01 per share, authorized 300,000 shares,
      0 shares issued and outstanding at June 30, 1997 and March 31, 1997, respectively             --              --
    Additional paid-in capital.........................................................        7,229,266       5,872,588
    Accumulated deficit................................................................       (8,423,802)     (7,966,169)
                                                                                           -------------   -------------

      Total shareholders' deficit......................................................       (1,128,861)     (2,034,906)
                                                                                           -------------   -------------
        Total liabilities and shareholders' deficit....................................    $   2,075,936   $   2,594,279
                                                                                           =============   =============


    The accompanying notes are an integral part of the financial statements.

                         INDUSTRIAL IMAGING CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                                 THREE MONTHS ENDED
                                                                         -----------------------------------
                                                                          JUNE 30, 1997       JUNE 30, 1996
                                                                         --------------      ---------------

            Revenues:

                Product..............................................      $    601,685       $    516,500
                Service..............................................           105,086             78,119
                                                                           ------------       ------------
                                                                                706,771            594,619
                                                                           ------------       ------------
            Cost of revenues:

                Product..............................................           645,873            360,115
                Service..............................................            58,204             65,202
                                                                           ------------       ------------
                                                                                704,077            425,317
                                                                           ------------       ------------
            Gross profit.............................................             2,694            169,302
                                                                           ------------       ------------
            Operating expenses:

                Research and development.............................           113,449            157,156
                Sales and marketing..................................            96,256             63,242
                General and administrative...........................           209,795            163,875
                                                                           ------------       ------------
                    Total operating expenses.........................           419,500            384,273
                                                                           ------------       ------------

            Loss from operations.....................................         ( 416,806)          (214,971)

            Other income (expense):

                Interest expense.....................................           (47,986)           (16,910)
                Other, net...........................................             7,158                466
                                                                           ------------       ------------
                    Other income (expense), net......................           (40,828)           (16,444)
                    Loss before income taxes.........................          (457,634)          (231,415)
            Provision for income taxes ..............................              --                 --
                                                                           ------------       ------------
            Net loss.................................................      $   (457,634)      $   (231,415)
                                                                           ============       ============
            Net loss per common and common equivalents...............      $       (.07)      $       (.06)
                                                                           ============       ============
            Weighted average common shares outstanding...............         6,236,736          3,881,103
                                                                           ============       ============


    The accompanying notes are an integral part of the financial statements.

                         INDUSTRIAL IMAGING CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED
                                                                         -----------------------------------
                                                                           JUNE 30, 1997      JUNE 30, 1996
                                                                         -----------------   ---------------
            Cash flows from operating activities:

                Net loss............................................       $   (457,634)       $  (231,415)
                Adjustments to reconcile net loss to net cash used in
                  operating activities:
                    Depreciation....................................              3,881              7,751
                    Amortization....................................             26,562             26,563
                    Changes in assets and liabilities:
                      Accounts receivable...........................            263,505            (36,885)
                      Inventory.....................................            147,729           (159,145)
                      Prepaid expenses..............................             30,921              7,474
                      Accounts payable..............................            (97,051)           333,383
                      Deferred revenue..............................            (27,515)          (517,137)
                      Accrued expenses..............................            (21,125)          (138,757)
                                                                           ------------        -----------
                    Net cash used in operating activities...........           (130,727)          (708,168)
                                                                           ------------        -----------
            Cash flows from investing activities:
                Capital expenditures................................               --              (17,100)
                                                                           ------------        -----------
                Net cash used in investing activities...............               --              (17,100)
                                                                           ------------        -----------
            Cash flows from financing activities:
                Principal payments on nonconvertible debt...........            (15,032)           (13,398)
                Proceeds from issuance of convertible debt..........               --              200,000
                Proceeds from issuance of stock (net)...............            100,014            597,036
                                                                           ------------        -----------
                  Net cash provided from financing activities.......             84,982            783,638
                                                                           ------------        -----------
                  Net increase (decrease) in cash...................            (45,745)            58,370
            Cash, beginning of period...............................             62,103             10,011
                                                                           ------------        -----------
            Cash, end of period.....................................       $     16,358        $    68,381
                                                                           ============        ===========
            Supplemental cash flows information:
                Cash paid during the period for interest............       $     13,564        $     6,509
            Noncash items:
                Debt and accrued interest converted to equity during
                  the period........................................       $  1,263,663        $   200,000


    The accompanying notes are an integral part of the financial statements.

                         INDUSTRIAL IMAGING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE A-BASIS OF PRESENTATION

The financial statements of Industrial Imaging Corporation (the "Company") included herein have been prepared pursuant to the Securities and Exchange Commission for the quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosure required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The financial statements and notes herein are unaudited, except for the balance sheet as of March 31, 1997, but in the opinion of management include all the adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company.

The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be achieved for any future period or for the entire year ended March 31, 1998.

NOTE B-INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. At June 30,1997 and March 31, 1997, inventories consist of the following:

                                             JUNE 30, 1997        MARCH 31, 1997
                                             -------------        --------------
               Raw materials                    $1,250,918           $1,189,313
               Work in process                     171,957              356,859
               Finished goods                      307,375              331,807
                                                ----------           ----------
                                                $1,730,250           $1,877,979
                                                ==========           ==========

NOTE C-THE EXCHANGE

On November 16, 1995, the Board of Directors of the Company approved a transaction with Orbis, Inc. ("Orbis"), a publicly held corporation, whose only activity had been expenses during the fiscal year relating to filing fees and minimal overhead costs. Orbis has had no significant revenue for the last four fiscal years. On December 5, 1996, the Orbis stockholders approved the transaction between Triple I Corporation ("Triple I") and Orbis, whereby the stockholders of Triple I exchanged 100% of the outstanding Common Stock of Triple I for 90% of the outstanding common stock of Orbis (the "Exchange"). On February 1, 1997, the Exchange was completed as the Company obtained approval from 100% of its shareholders. The Exchange was accounted for as a capital stock transaction and will be treated as a recapitalization of Triple I with Triple I as the acquiror (reverse acquisition).

In connection with the Exchange, Orbis reincorporated from a Rhode Island corporation to a Delaware corporation and changed its name to Industrial Imaging Corporation via a merger of Orbis into Industrial Imaging Corporation. As a result, Triple I became a wholly owned subsidiary of Industrial Imaging Corporation. In anticipation of the Exchange, the Company changed its year-end from September 30 to March 31.

NOTE D-SHAREHOLDERS' EQUITY

In May 1997, the Company and Centennial Technologies Inc. ("Centennial"), a shareholder in the Company, agreed to terminate the purchase agreement. The Company liquidated amounts owed to Centennial under the agreement by paying approximately $132,000 in cash and agreeing to issue 600,000 shares of common stock to pay the remaining balance of approximately $1.2 million.

In May, 1997, a shareholder of the Company exercised warrants and purchased 100,014 shares of the Company's common stock at $1.00 per share.

NOTE E-SUBSEQUENT EVENTS

In November, 1997, an outside investor invested $3 million in the Company by purchasing 3,000,000 shares of the Company's common stock at $1.00 per share. In accordance with the agreement, the Company also issued warrants to purchase 1,000,000 shares of common stock at $1.00 per share through November 12, 2002, and issued warrants to purchase 1,000,000 shares of common stock at $2.00 per share through November 12, 2002. The investor was granted demand registration rights starting six months from the closing date for both the common shares purchased and the warrants granted. In addition, a representative of the investor holds a seat on the board of directors. The agreement contains certain covenants which restrict future activities of the Company including but not limited to mergers or acquisitions, borrowings, issuance of securities, payment of dividends, granting a security interest in company assets, and the purchase or sale of assets. The investment has been funded and closing and issuance costs (including commissions) amounted to approximately $250,000.

In November, 1997, the Company offered a 50% discount of the exercise price to all warrantholders of the Company's common stock for a specified period of time, which has expired. Warrantholders exercised warrants to purchase 1,187,406 shares of common stock at prices from $.25 per share to $.60 per share. The Company received $252,145 in cash, received a promissory note from an officer of the Company for $125,000 with interest and principal payable in four years, and accruing interest at a rate of 8.5% per annum. The stock purchased is pledged as collateral against the note. In addition, a director of the Company exchanged a promissory note due from the Company for $100,000 for the exercise of warrants at a total exercise price of $98,480. The balance of the note payable plus accrued interest were paid to the noteholder in cash. The Company also agreed to repay a $15,000 note payable to a director plus accrued interest. The impact of these transactions will result in the Company taking a charge in Fiscal 1998 which is undetermined at this point.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This report contains forward looking statements regarding anticipated increases in revenues, markets and other matters. These statements, in addition to statements made in conjunction with the words "anticipate", "expect", "intend", "seek", and similar expressions, are forward-looking statements. These statements involve a number of risks and uncertainties, including but not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, availability of raw materials, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Industrial Imaging Corporation (the "Company") designs, manufactures and markets automated optical, vision and industrial imaging systems for inspection and identification of defects in PCBs and laser plotters for creation of PCB artwork and phototools. The Company operates under the trade name of AOI International and has manufacturing operations based in Lowell, Massachusetts with customers located in the United States, Europe, and Asia.

The Company acquired Triple I as part of the Exchange, whereby the shareholders of Triple I received 90% ownership of the Company in exchange for 100% of Triple I's outstanding Common Stock (See note C). The Exchange was effective on February 1, 1997. Prior to the Exchange, Orbis had not had revenues from operations since 1992, and therefore, the impact of Orbis on the financial statements of Industrial Imaging is immaterial.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDING JUNE 30, 1997 ("THREE MONTHS 1997") AND 1996 ("THREE MONTHS 1996")

Revenues for the Three Months 1997 were $706,771 as compared to $594,619 for the Three Months 1996, an increase of $112,152. Product revenues were $601,685 for the Three Months 1997 as compared to $516,500 for the Three Months 1996. This increase was due primarily to an increase in the sales volume, which amounted to approximately $215,000, partially offset by price decreases of approximately $131,000. Service revenues increased from $78,119 to $105,086 for the Three Months 1996 and 1997, respectively, due to an increase in services performed.

Cost of revenues for the Three Months 1997 was $704,077 as compared to $425,317 for the Three Months 1996, an increase of $278,760, resulting primarily from an increase in sales volume and increased manufacturing costs. As a result, gross profit decreased to $2,694 for the Three Months 1997 from $169,302 for the Three Months 1996, due to the aformentioned factors.

Operating expenses increased from $384,273 to $419,500 for the Three Months 1996 and 1997, respectively. Research and development expenses decreased by $43,707 from the Three Months 1996 to the Three Months 1997 due to a larger amount of expenses in the prior year relating to the development of the AOI-2500 system. Sales and marketing expenses were $63,242 for the Three Months 1996 as compared to $96,256 for the Three Months 1997. The increase in sales expenses was primarily due to the hiring of a Vice President of Sales and Marketing, the hiring of a marketing administrator, the Company's attendance at trade shows and increased travel costs for sales and marketing. General and administrative expenses increased from $163,875 to 209,795 for the Three Months 1996 and 1997, respectively. This increase was attributable to increased legal fees as well as an increase in travel and insurance costs.

Interest expense was $16,910 for the Three Months 1996 as compared to $47,986 for the Three Months 1997. The increase relates to the increase in debt of $450,000 as well as increased use of factoring of accounts receivable.

The net loss increased to $457,634 for the Three Months 1997 from $231,415 for the Three Months 1996. The Company did not recognize an income tax benefit due to the uncertainty surrounding the realization of the deferred tax assets in future income tax returns. The Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has incurred operating losses since inception that continued through December 31, 1997. In addition, the financial statements of the Company for Fiscal 1994, Fiscal 1995, Six Months 1996, and Fiscal 1997 were prepared on the assumption that the Company will continue as a going concern and do not include any adjustments that would result if the Company would cease as a going concern. The report of the independent accountants contain an explanatory paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern is that the Company has suffered recurring losses from operations, has a net working capital deficiency and had an accumulated deficit of $8,423,802 as of June 30, 1997. The Company's operations to date have been funded by equity investments, borrowing from banks, investors and stockholders, factoring of accounts receivable, and to a limited extent, cash flow from operations. In addition, the Company raised $3 million of new equity in November 1997. At June 30, 1997, the Company had cash of $16,358, and a working capital deficit of $755,439.

During Three Months 1997, cash used in operating activities was $130,727. The Company currently has no outstanding material commitments for capital expenditures. In May 1997, a shareholder of the Company exercised warrants and purchased 100,014 shares of the Company's Common Stock at $1.00 per share. In May 1997, the Company and Centennial Technologies Inc., a shareholder in the Company, agreed to terminate a purchase agreement to which they had been parties. The Company liquidated amounts owed to Centennial under the agreement by paying approximately $132,000 in cash and agreeing to issue 600,000 shares of Common Stock to pay off the remaining balance of approximately $1.2 million.

The Company derives most of its annual revenues from a relatively small number of sales of products, systems and upgrades, with product prices ranging from $185,000 to $600,000 per system. As a result, accounts receivable will likely continue to fluctuate based on the number of systems sold in each period and the timing of the individual sales within each period. Moreover, any delay in the recognition of revenue for single products or a delay in shipment to customers, systems or upgrades would have a material adverse effect on the Company's results of operations for a given accounting period. In addition, some of the Company's net sales have been realized near the end of a quarter. Accordingly, a delay in a customer's acceptance or in a shipment scheduled to occur near the end of a particular quarter could materially adversely affect the Company's results of operations for that quarter. The accounts receivable balance decreased from $493,778 at March 31, 1997, to $230,273 at June 30, 1997, due to a Fiscal 1997 sale where the balance was collected in Fiscal 1998.

Accounts payable decreased from $2,497,890 at March 31, 1997 to $1,137,174 at June 30, 1997, primarily due to the conversion of approximately $1.3 million owed to Centennial which was converted to equity in May 1997, as described above.

In November 1997, Imprimus Investors, LLP executed a Securities Purchase Agreement to invest $3 million in the Company by purchasing 3,000,000 shares of the Company's Common Stock at $1.00 per share. In accordance with the agreement, the Company also issued warrants to purchase 1,000,000 shares of Common Stock at $1.00 per share exercisable through November 12, 2002, and issued warrants to purchase 1,000,000 shares of Common Stock at $2.00 per share exercisable through November 12, 2002. The investor was granted demand registration rights starting six months from the closing date for both the common shares purchased and the warrants granted. In addition, the investor has appointed an individual who has been elected to the board of directors. The agreement contains certain covenants which restrict future activities of the Company including, but not limited to, mergers or acquisitions, borrowings, issuance of securities, payment of dividends, granting a security interest in company assets, and the purchase or sale of assets. The investment has been funded and closing and issuance costs (including commissions) amounted to approximately $250,000.

In November 1997, the Company offered a 50% discount of the exercise price to all warrantholders of the Company's common stock for a specified period of time, which has expired. Warrantholders exercised warrants to purchase 1,187,406 shares of common stock at prices from $.25 per share to $.60 per share. The Company received $252,145 in cash, received a promissory note from an officer of the Company for $125,000 with interest and principal payable in four years, and accruing interest at a rate of 8.5% per annum. The stock purchased is pledged as collateral against the note. In addition, a director of the Company exchanged a promissory note due from the Company for $100,000 for the exercise of warrants at a total exercise price of $98,480. The balance of the note payable plus accrued interest were paid to the noteholder in cash. The Company also agreed to repay a $15,000 note payable to a director plus accrued interest. The impact of these transactions will result in the Company taking a charge in Fiscal 1998.

To fund operations in the future, the Company will rely on proceeds from the Imprimus equity investment and cash flow from anticipated sales. The Company's management believes that the funds provided by the equity investment and cash flow from anticipated future product sales, will be sufficient to fund continuing operations through the end of Fiscal 1998.

INFLATION

To date, inflation has not had a material effect on the Company's business.

PART II --  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS. Not applicable

ITEM 2.     CHANGES IN SECURITIES.  None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES.  Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.     OTHER INFORMATION.  None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)    Exhibits. The following exhibit is filed herewith:

                   EXHIBIT NO.                              TITLE
                   -----------                              -----
                       27                            Financial Data Schedule

            (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     JANUARY 30, 1998                By: /S/ JUAN J. AMODEI, PH.D.
      ---------------------------------      -----------------------------------
                                             Juan J. Amodei, Ph.D.
                                             Chairman, Chief Executive Officer,
                                             and President

Date:      JANUARY 30, 1998               By: /S/ BRYAN M. GLEASON
      ---------------------------------      -----------------------------------
                                             Bryan M. Gleason
                                             Chief Financial Officer