Form 10QSB
period 1997-09-30
INDUSTRIAL IMAGING CORP
filed 1998-01-30
CIK 799514

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                         COMMISSION FILE NUMBER 0-15520


                         INDUSTRIAL IMAGING CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                                  05-0396504
   ---------------------------------                 ------------------
     (State or other jurisdiction                     (I.R.S. employer
   of incorporation or organization)                 identification no.)



         847 ROGERS STREET, LOWELL, MASSACHUSETTS             01852
         -------------------------------------------------------------
         (Address of principal executive offices)           (Zip code)


                                 (978) 937-5400
                -----------------------------------------------
                (Issuer's telephone number, including area code)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X     No
                                   ---     ---

As of September 30, 1997, the Company had outstanding 6,620,668 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one)

                                Yes      No X
                                   ---     ---

                         INDUSTRIAL IMAGING CORPORATION

                                      INDEX



PART I - FINANCIAL INFORMATION                                             PAGE NUMBER
                                                                           -----------
     Item 1.  Financial Statements

              Balance Sheets at September 30, 1997 and March 31, 1997            3

              Statements of Operations for the Six Months and Three Months
              Ended September 30, 1997 and 1996                                  4

              Statements of Cash Flows for the Three Months Ended
              September 30, 1997 and 1996                                        5

              Notes to Financial Statements                                      6

     Item 2.  Managements's Discussion and Analysis of Financial
              Condition and Results of Operations                                8

PART II - OTHER INFORMATION

     Item 1.  Legal proceedings                                                 13

     Item 2.  Changes in Securities                                             13

     Item 3.  Default upon Senior Securities                                    13

     Item 4.  Submission of Matters to a vote of Security Holders               13

     Item 5.  Other Information                                                 13

     Item 6.  Exhibits and Reports on Form 8-K                                  13

              Signatures                                                        14



    The accompanying notes are an integral part of the financial statements.


                                             INDUSTRIAL IMAGING CORPORATION

                                                     BALANCE SHEETS
                                                                                                   (UNAUDITED)
                                                                                                   SEPTEMBER 30,         MARCH 31,
                                                                                                       1997                1997
                                                                                                   -------------        -----------
                                      ASSETS
Current assets:
   Cash ........................................................................................    $    14,677         $    62,103
   Accounts receivable, net of allowance for doubtful accounts of
     $31,000 at September 30, 1997 and March 31, 1997, respectively ............................        327,473             493,778
   Inventory ...................................................................................      1,404,364           1,877,979
   Prepaid expenses ............................................................................         23,311              53,398
                                                                                                    -----------         -----------
     Total current assets ......................................................................      1,769,825           2,487,258
Property and equipment, net ....................................................................         26,493              34,256
Patents, net ...................................................................................          8,854              61,979
Other assets ...................................................................................         10,786              10,786
                                                                                                    -----------         -----------
     Total assets ..............................................................................    $ 1,815,958         $ 2,594,279
                                                                                                    ===========         ===========

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Notes payable ...............................................................................        465,000             480,404
   Accounts payable ............................................................................      1,065,917           2,497,890
   Deferred revenue ............................................................................        312,787             242,938
   Accrued expenses ............................................................................      1,140,181             957,953
                                                                                                    -----------         -----------
     Total current liabilities .................................................................      2,983,885           4,179,185
Notes payable -- long-term portion .............................................................        450,000             450,000
                                                                                                    -----------         -----------
     Total liabilities .........................................................................      3,433,885           4,629,185
Commitments and contingencies
Shareholders' deficit:
   Common stock, par value $.01 per share, authorized
     8,700,000 shares, 6,620,668 and 5,867,498 shares issued
     and outstanding at September 30, 1997 and March 31,
     1997, respectively ........................................................................         66,206              58,675

   Series A Preferred Stock, par value $.01 per share,
     authorized 1,000,000 shares, 0 shares issued and outstanding
     at September 30, 1997 and March 31, 1997, respectively ....................................          --                 --

   Additional paid-in capital ..................................................................      7,337,665           5,872,588
   Accumulated deficit .........................................................................     (9,021,798)         (7,966,169)
                                                                                                    -----------         -----------
     Total shareholders' deficit ...............................................................     (1,617,927)         (2,034,906)
                                                                                                    -----------         -----------
       Total liabilities and shareholders' deficit .............................................    $ 1,815,958         $ 2,594,279
                                                                                                    ===========         ===========


    The accompanying notes are an integral part of the financial statements.


                                               INDUSTRIAL IMAGING CORPORATION

                                                  STATEMENTS OF OPERATIONS

                                                               SIX MONTHS ENDED                          THREE MONTHS ENDED
                                                                 SEPTEMBER 30,                              SEPTEMBER 30,
                                                      ---------------------------------             -------------------------------
                                                          1997                  1996                  1997                  1996
                                                      -----------             ---------             ---------             ---------
Revenues:
  Product .........................................   $ 1,407,178             $ 781,500             $ 805,493             $ 265,000

  Service .........................................       206,592               147,005               101,506                68,886
                                                      -----------             ---------             ---------             ---------
                                                        1,613,770               928,505               906,999               333,886
                                                      -----------             ---------             ---------             ---------

Cost of revenues:
  Product .........................................     1,515,930               683,257               870,057               332,654
  Service .........................................       150,824               139,678                92,620                64,964
                                                      -----------             ---------             ---------             ---------
                                                        1,666,754               822,935               962,677               397,618
                                                      -----------             ---------             ---------             ---------
Gross profit ......................................       (52,984)              105,570               (55,678)              (63,732)
                                                      -----------             ---------             ---------             ---------
Operating expenses:
  Research and development ........................       223,199               283,275               109,750               126,119
  Sales and marketing .............................       220,314               162,033               124,058                98,791
  General and administrative ......................       455,047               335,077               245,252               171,202
                                                      -----------             ---------             ---------             ---------
      Total operating expenses ....................       898,560               780,385               479,060               396,112
                                                      -----------             ---------             ---------             ---------
Loss from operations ..............................      (951,544)             (674,815)             (534,738)             (459,844)
Other income (expense):
  Interest expense ................................       (98,866)              (32,164)              (50,880)              (15,254)
  Other, net ......................................        (5,220)                  166               (12,378)                 (300)
                                                      -----------             ---------             ---------             ---------
      Other income (expense), net .................      (104,086)              (31,998)              (63,258)              (15,554)
      Loss before income taxes ....................    (1,055,630)             (706,813)             (597,996)             (475,398)
Provision for income taxes ........................          --                    --                    --                    --
                                                      -----------             ---------             ---------             ---------
Net loss ..........................................   $(1,055,630)            $(706,813)            $(597,996)            $(475,398)
                                                      ===========             =========             =========             =========
Net loss per share ................................   $      (.16)            $    (.17)            $    (.09)            $    (.11)
                                                      ===========             =========             =========             =========
Weighted Average common outstanding ...............     6,425,193             4,125,398             6,611,602             4,367,037
                                                      ===========             =========             =========             =========

    The accompanying notes are an integral part of the financial statements.


                                                  INDUSTRIAL IMAGING CORPORATION

                                                     STATEMENTS OF CASH FLOWS
                                                                                                          SIX MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                ------------------------------------
                                                                                                   1997                      1996
                                                                                                -----------               ----------
Cash flows from operating activities:
    Net loss ...............................................................................    $(1,055,630)              $(706,812)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation .......................................................................          7,763                  13,797
        Amortization .......................................................................         53,125                  53,125
        Changes in assets and liabilities:
           Accounts receivable .............................................................        166,305                 (29,630)
            Inventory ......................................................................        473,615                (535,732)
            Prepaid expenses ...............................................................         30,087                   4,695
            Accounts payable ...............................................................        (59,379)                989,181
            Deferred revenue ...............................................................         69,849                (438,083)
            Accrued expenses ...............................................................        182,228                (165,219)
                                                                                                -----------               ---------
        Net cash used in operating activities ..............................................       (132,037)               (814,678)
                                                                                                -----------               ---------

Cash flows from investing activities:
    Capital expenditures ...................................................................           --                   (23,604)
                                                                                                -----------               ---------
    Net cash used in investing activities ..................................................           --                   (23,604)
                                                                                                -----------               ---------
Cash flows from financing activities:
    Proceeds from issuance of nonconvertible debt ..........................................           --                   100,000
    Principal payments on nonconvertible debt ..............................................        (15,403)                (18,637)
    Proceeds from issuance of convertible debt .............................................           --                   200,000
    Proceeds from issuance of stock (net) ..................................................        100,014                 597,036
                                                                                                -----------               ---------
      Net cash provided from financing activities ..........................................         84,611                 878,399
                                                                                                -----------               ---------
      Net increase (decrease) in cash ......................................................        (47,426)                 40,117
Cash, beginning of period ..................................................................         62,103                  10,011
                                                                                                -----------               ---------
Cash, end of period ........................................................................    $    14,677               $  50,128
Supplemental cash flows information:
    Cash paid during the period for interest ...............................................    $    42,902               $   7,042
Noncash items:
    Debt and accrued interest converted to equity
      during the period ....................................................................      1,372,593                 200,000



    The accompanying notes are an integral part of the financial statements.

                         INDUSTRIAL IMAGING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

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

The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results to be achieved for any future period or for the entire year ended March 31, 1998.


NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. At September 30,1997 and March 31, 1997, inventories consist of the following:

                                         September 30, 1997    March 31, 1997
                                         ------------------    --------------
         Raw materials                       $1,041,777          $1,189,313
         Work in process                        270,684             356,859
         Finished goods                          91,903             331,807
                                             ----------          ----------
                                             $1,404,364          $1,877,979
                                             ==========          ==========

NOTE C - THE EXCHANGE

On November 16, 1995, the Board of Directors of the Company approved a transaction with Orbis, Inc. ("Orbis"), a publicly held corporation, whose only activity had been expenses during the fiscal year relating to filing fees and minimal overhead costs. Orbis has had no significant revenue for the last four fiscal years. On December 5, 1996, the Orbis stockholders approved the transaction between Triple I Corporation (the "Company") and Orbis, whereby the stockholders of Triple I exchanged 100% of the outstanding Common Stock of Triple I for 90% of the outstanding common stock of Orbis (the "Exchange"). On February 1, 1997, the Exchange was completed as the Company obtained approval from 100% of its shareholders. The Exchange was accounted for as a capital stock transaction and will be treated as a recapitalization of Triple I with Triple I as the acquiror (reverse acquisition).

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


NOTE D - SHAREHOLDERS' EQUITY

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

In July 1997, a vendor agreed to convert $89,915 of debt to 43,648 shares of the Company's common stock. In August, 1997, another vendor agreed to convert $19,015 of debt to 9,508 shares of the Company's common stock.


NOTE E - SUBSEQUENT EVENTS

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

In November, 1997, the Company offered a 50% discount of the exercise price to all warrantholders of the Company's common stock for a specified period of time, which has expired. Warrantholders exercised warrants to purchase 1,187,406 shares of common stock at prices from $.25 per share to $.60 per share. The Company received $252,145 in cash. The Company also received a promissory note from an officer of the Company for $125,000, with interest and principal payable in four years, and accruing interest at an rate of 8.5% per annum. The stock purchased is pledged as collateral against the note. In addition, a director of the Company cancelled a promissory note due from the Company for $100,000 for the exercise of warrants at a total exercise price of $98,480. The balance of the note payable plus accrued interest were paid to the noteholder in cash. The Company also repaid a $15,000 note payable to a director plus accrued interest which amount is undetermined at this time. The impact of these transactions will result in the Company taking a charge in Fiscal 1998.


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

The Company acquired Triple I as part of the Exchange, whereby the shareholders of Triple I received 90% ownership of the Company in exchange for 100% of Triple I's outstanding Common Stock (the "Exchange"). The Exchange was effective on February 1, 1997. Prior to the Exchange, Orbis had not had revenues from operations since 1992, and therefore, the impact of Orbis on the financial statements of Industial Imaging is immaterial.


RESULTS OF OPERATIONS


COMPARISON OF THE SIX MONTH PERIODS ENDING SEPTEMBER 30, 1997 ("SIX MONTHS 1997") AND 1996 ("SIX MONTHS 1996")

Revenues for the Six Months 1997 were $1,613,770 as compared to $928,505 for the Six Months 1996, an increase of $685,265. Product revenues were $1,407,178 for the Six Months 1997 as compared to $781,500 for the Six Months 1996. This increase was due primarily to an increase in sales volume. Service revenues increased from $147,005 to $206,592 for the Six Months 1996 and 1997, respectively, due to an increase in services performed.

Cost of revenues for the Six Months 1997 was $1,666,754 as compared to $822,935 for the Six Months 1996, an increase of $843,819, resulting primarily from an increase in sales volume and increased manufacturing costs. Gross profit decreased from $105,570 for the Six Months 1996 to $(52,984) for the Six Months 1997, due to increased cost of parts due to the Company's limited cash position and manufacturing delays caused by a lack of materials on hand. The Company believes that its recent receipt of $3,000,000 in an equity investment will result in an improved availability of materials at somewhat lower costs on a more timely basis, thereby improving manufacturing inefficiencies.

Operating expenses increased from $780,385 to $898,560 for the Six Months 1996 and 1997, respectively. Research and development expenses decreased by approximately $60,000 from the Six Months 1996 to the Six Months 1997, due to a larger amount of expenses in the prior year relating to the development of the AOI-2500 system. Sales and marketing expenses were $162,033 for the Six Months 1996 as compared to $220,314 for the Six Months 1997. The increase of these expenses was primarily due to the hiring of a Vice President of Sales and Marketing, the hiring of a marketing administrator, the Company's attendence in trade shows and increased travel costs for sales and marketing. General and administrative expenses increased from $335,077 to $455,047 for the Six Months 1996 and 1997, respectively. This increase was attributable to increased legal fees as well as an increase in travel and insurance costs.

Interest expense was $32,164 for the Six Months 1996 as compared to $98,866 for the Six Months 1997. The increase primarily relates to the increase in debt of $450,000 as well as increased use of factoring for the Six Months 1997.

The net loss increased to $1,055,630 for the Six Months 1997 from $706,813 for the Six Months 1996 due to the aforementioned. The Company did not recognize an income tax benefit due to the uncertainty surrounding the realization of the deferred tax assets in future income tax returns. The Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets.

COMPARISON OF THE THREE MONTH PERIODS ENDING SEPTEMBER 30, 1997 ("THREE MONTHS 1997") AND 1996 ("THREE MONTHS 1996")

Revenues for the Three Months 1997 were $906,999 as compared to $333,886 for the Three Months 1996, an increase of $573,113. Product revenues were $805,493 for the Three Months 1997 as compared to $265,000 for the Three Months 1996. This increase was due primarily to an increase in the sales volume, which amounted to approximately $435,000 in revenues, and price increases of approximately $105,000 in revenues. Service revenues increased from $68,886 to $101,506 for the Three Months 1996 and 1997, respectively, due to an increase in services performed.

Cost of revenues for the Three Months 1997 was $962,677 as compared to $397,618 for the Three Months 1996, an increase of $565,059, resulting primarily from an increase in sales volume and increased manufacturing costs. Gross profit decreased from $(63,732) for the Three Months 1996 to $(55,678) for the Three Months 1997, due to the aformentioned factors.

Operating expenses increased from $396,112 to $479,060 for the Three Months 1996 and 1997, respectively. Research and development expenses decreased by $16,369 from the Three Months 1996 to the Three Months 1997 due to a larger amount of expenses in the prior year relating to the development of the AOI-2500 system. Sales and marketing expenses were $98,791 for the Three Months 1996 as compared to $124,058 for the Three Months 1997. The increase of these expenses was primarily due to the hiring of a Vice President of Sales and Marketing, the hiring of a marketing administrator, the Company's attendence in trade shows and increased travel costs for sales and marketing. General and administrative expenses increased from $171,202 to $245,252 for the Three Months 1996 and 1997, respectively. This increase was attributable to increased legal fees as well as an increase in travel and insurance costs.

Interest expense was $15,234 for the Three Months 1996 as compared to $50,880 for the Three Months 1997. The increase relates to the increase in debt of $450,000 as well as increased use of factoring of accounts receivable.

The net loss increased to $597,996 for the Three Months 1997 from $475,378 for the Three Months 1996 due to the aforementioned. The Company did not recognize an income tax benefit due to the uncertainty surrounding the realization of the deferred tax assets in future income tax returns. The Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred operating losses since inception that have continued through December 31, 1997. In addition, the financial statements of the Company for Fiscal 1994, Fiscal 1995, Six Months 1996, and Fiscal 1997 were prepared on the assumption that the Company will continue as a going concern and do not include any adjustments that would result if the Company would cease as a going concern. The report of the independent accountants contain an explanatory paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern is that the Company has suffered recurring losses from operations, has a net working capital deficiency and has an accumulated deficit of $9,021,798 as of September 30, 1997.

The Company's operations to date have been funded by equity investments, borrowing from banks, investors and stockholders, factoring of accounts receivable, and to a limited extent, cash flow from operations. In addition, the Company raised $3 million of new equity in November, 1997. At September 30, 1997, the Company had cash of $14,677 and a working capital deficit of $1,214,060. During Three Months 1997, cash used in operating activities was $132,032. The Company currently has no outstanding material commitments for capital expenditures. In May 1997, a shareholder of the Company exercised warrants and purchased 100,014 shares of the Company's common stock at $1.00 per share. In May 1997, the Company and Centennial Technologies Inc. ("Centennial"), a shareholder in the Company, agreed to terminate a purchase agreement to which they had been parties. The Company liquidated amounts owed to Centennial under the agreement by paying approximately $132,000 in cash and agreeing to issue 600,000 shares of common stock to payoff the remaining balance of approximately $1.2 million. In July, 1997, a vendor agreed to convert $89,915 of debt to 43,648 shares of the Company's common stock. In August, 1997, another vendor agreed to convert $19,015 of debt to 9,508 shares of the Company's common stock.

The Company derives most of its annual revenues from a relatively small number of sales of products, systems and upgrades, with product prices ranging from $185,000 to $600,000 per system. As a result, accounts receivable is expected to fluctuate based on the number of systems sold in each period and the timing of the individual sales within each period. Moreover, any delay in the recognition of revenue for single products or a delay in shipment to customers, systems or upgrades would have a material adverse effect on the Company's results of operations for a given accounting period. In addition, some of the Company's net sales have been realized near the end of a quarter. Accordingly, a delay in a customer's acceptance or in a shipment scheduled to occur near the end of a particular quarter could materially adversely affect the Company's results of operations for that quarter. Inventory decreased by $473,615 from March 31, 1997 to September 30, 1997, due to shipments and sales of the Company's product as well as a decrease in purchasing of inventory during that period resulting from lack of credit terms from vendors.

Accounts payable decreased from $2,497,890 at March 31, 1997 to $1,065,917 at September 30, 1997, primarily due to the conversion of approximately $1.3 million owed to Centennial which was converted to equity in May 1997, as described above as well as conversions of accounts payable in July and August of 1997.

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

PART II - OTHER INFORMATION

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