Form 10-K405/A
period 1997-03-31
INDUSTRIAL IMAGING CORP
filed 1998-02-17
CIK 799514

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================
                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                         COMMISSION FILE NUMBER 0-15520

                         INDUSTRIAL IMAGING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                  05-0396504
       ----------------------------                     ----------------
       (State or other jurisdiction                     (I.R.S. employer
    of incorporation or organization)                   identification no.)

                 847 Rogers Street, Lowell, Massachusetts  01852
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (978) 937-5400
               ----------------------------------------------------
               (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days.
                                   Yes      No  X
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

DOCUMENTS INCORPORATED BY REFERENCE: None

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The Company's Report of Independent Accountants, as amended solely to include the Accountants' signature, is filed herewith, together with the Financial Statements and notes thereto, which have not been amended.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INDUSTRIAL IMAGING CORPORATION



Date: February 13, 1998                   By: /s/ Bryan M. Gleason
                                              ----------------------------------
                                              Bryan M. Gleason
                                              Chief Financial Officer,
                                              Vice President and Treasurer

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


                                          /s/ COOPERS & LYBRAND, L.L.P.

Boston, Massachusetts
January 16, 1998

                         INDUSTRIAL IMAGING CORPORATION
                                 BALANCE SHEETS



                                                                                             March 31,         March 31,
                                                                                               1997               1996
                                                                                            -----------       -----------
                                        ASSETS

Current assets:
  Cash ...................................................................................  $    62,103       $    10,011
  Accounts receivable, net of allowance for doubtful accounts of $31,000 and
    $20,000 at March 31, 1997 and 1996, respectively (Notes C and D) .....................      493,778            92,586
  Inventory (Notes--and E) ...............................................................    1,877,979           682,886
  Prepaid expenses .......................................................................       53,398            22,076
                                                                                            -----------       -----------

    Total current assets .................................................................    2,487,258           807,559

Property and equipment, net (Notes C and F) ..............................................       34,256            32,870
Patents, net (Notes C and G) .............................................................       61,979           168,229
Other assets .............................................................................       10,786            10,786
                                                                                            -----------       -----------
    Total assets .........................................................................    2,594,279       $ 1,019,444
                                                                                            ===========       ===========

                      LIABILITIES AND SHAREHOLDERs' DEFICIT

Current liabilities:
  Notes payable (Notes J and K) ..........................................................      480,404           495,174
  Accounts payable .......................................................................    2,497,890           281,094
  Deferred revenue (Notes C and H) .......................................................      242,938           667,387
  Accrued expenses (Note I) ..............................................................      957,953           930,334
                                                                                            -----------       -----------
    Total current liabilities ............................................................    4,179,185         2,373,989

Notes payable B long-term portion (Notes J and K) ........................................      450,000              --
                                                                                            -----------       -----------


    Total liabilities ....................................................................    4,629,185         2,373,989

Commitments and contingencies (Note H)

Shareholders' deficit
 (Notes J, K, L, and O):

  Common stock, par value $.01 per share, authorized 8,700,000 shares,
    5,867,498 and 3,537,037 shares issued and outstanding at March 31, 1997,
    and March 31, 1996, respectively .....................................................       58,675            35,370

  Series A Preferred Stock, par value $.01 per share, authorized 1,000,000 shares, 0 and 633,200 shares issued and outstanding at March 31, 1997, and
    March 31, 1996, respectively .........................................................         --               6,332

  Series B Preferred Stock, par value $.01 per share, authorized 300,000 shares, 0
    shares issued and outstanding at March 31, 1997 and March 31, 1996, respectively .....         --                --

  Additional paid-in capital .............................................................    5,872,588         4,675,368
  Accumulated deficit ....................................................................   (7,966,169)       (6,071,615)
                                                                                            -----------       -----------
      Total shareholders' deficit ........................................................   (2,034,906)       (1,354,545)
                                                                                            -----------       -----------
        Total liabilities and shareholders' deficit ......................................  $ 2,594,279       $ 1,019,444
                                                                                            ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                                          INDUSTRIAL IMAGING CORPORATION
                                             STATEMENTS OF OPERATIONS



                                                     12 MONTHS         6 MONTHS          12 MONTHS           12 MONTHS
                                                       ENDED             ENDED             ENDED               ENDED
                                                  MARCH 31, 1997    MARCH 31, 1996   SEPTEMBER 30, 1995  SEPTEMBER 30, 1994
                                                  --------------    --------------   ------------------  ------------------

Revenues (Note C):
  Product .....................................   $ 1,525,625       $   419,782         $   986,660         $   936,783
  Service .....................................       297,951           160,584             238,363             373,365
                                                  -----------       -----------         -----------         -----------
                                                    1,823,576           580,366           1,225,023           1,310,148
                                                  -----------       -----------         -----------         -----------

Cost of revenues:
  Product .....................................     1,341,919           450,746             730,180             783,213
  Service .....................................       268,068           100,703             412,402             413,852
                                                  -----------       -----------         -----------         -----------
                                                    1,609,987           551,449           1,142,582           1,197,065
                                                  -----------       -----------         -----------         -----------
Gross profit ..................................       213,589            28,917              82,441             113,083
                                                  -----------       -----------         -----------         -----------

Operating expenses:
  Research and development (Notes C and H) ....       440,207           427,778             505,147             468,075
  Sales and marketing .........................       361,392           125,370             218,704             370,859
  General and administrative ..................       857,948           541,285             814,094             680,824
  Merger Expenses (Note R) ....................       179,787
                                                  -----------       -----------         -----------         -----------
    Total operating expenses ..................     1,839,334         1,094,433           1,537,945           1,519,758
                                                  -----------       -----------         -----------         -----------
Loss from operations ..........................    (1,625,745)       (1,065,516)         (1,455,504)         (1,406,675)

Other income (expense):
  Interest expense (Notes D and J) ............       (89,257)          (94,305)           (126,189)            (83,311)
  Other, net (Note Q) .........................      (179,552)             --                 6,567             (16,577)
                                                  -----------       -----------         -----------         -----------
    Other income (expense), net ...............      (268,809)          (94,305)           (119,622)            (99,888)
    Loss before income taxes ..................    (1,894,554)       (1,159,821)         (1,575,126)         (1,506,563)
Provision for income taxes (Notes C and M) ....           --                --                  --                  --
                                                  -----------       -----------         -----------         -----------
Net loss ......................................   $(1,894,554)      $(1,159,821)        $(1,575,126)        $(1,506,563)
                                                  ===========       ===========         ===========         ===========
Net loss per share ............................   $      (.44)      $      (.55)        $     (1.05)        $     (1.45)
                                                  ===========       ===========         ===========         ===========
Weighted Average common outstanding ...........     4,257,727         2,105,823           1,507,099           1,039,025
                                                  ===========       ===========         ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                         INDUSTRIAL IMAGING CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                          12 MONTHS        6 MONTHS          12 MONTHS          12 MONTHS
                                                            ENDED            ENDED             ENDED              ENDED
                                                       MARCH 31, 1997    MARCH 31, 1996  SEPTEMBER 30, 1995  SEPTEMBER 30, 1994
                                                       --------------    --------------  ------------------  ------------------

Cash flows from operating activities:
  Net loss ............................................  $(1,894,554)      $(1,159,821)      $(1,575,126)      $(1,506,563)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Loss on disposal of fixed assets ................         --                --                --               5,554
      Depreciation ....................................       22,217            17,310            34,612            33,290
      Compensation relating to stock options ..........       26,400              --                --                --
      Shares issued in conjunction with bridge loan ...      171,297              --                --                --
      Amortization ....................................      106,250            53,125           106,250           106,250
      Provision for doubtful accounts .................         --                --             (14,707)            9,704
      Changes in assets and liabilities:
      Accounts receivable .............................     (401,192)          (38,058)          201,843          (193,219)
      Inventory .......................................   (1,195,093)          111,935          (302,483)           70,493
      Prepaid expenses ................................      (31,322)          (16,961)            5,686            (1,384)
      Other assets ....................................         --                --                (310)           (1,076)
      Accounts payable ................................    2,216,796           (18,279)          113,506            78,350
      Deferred revenue ................................     (424,449)          (12,338)          364,072            45,538
      Accrued expenses ................................       27,619           400,552           291,431           183,832
                                                         -----------       -----------       -----------       -----------
      Net cash used in operating activities ...........   (1,376,031)         (662,535)         (775,226)       (1,169,231)
                                                         -----------       -----------       -----------       -----------

Cash flows from investing activities:
  Capital expenditures ................................      (23,603)             --                --             (14,996)
  Proceeds from sale of fixed assets ..................         --                --                --               1,307
                                                         -----------       -----------       -----------       -----------
  Net cash used in investing activities ...............      (23,603)             --                --             (13,689)
                                                         -----------       -----------       -----------       -----------

Cash flows from financing activities:
  Proceeds from issuance of nonconvertible debt .......      719,000           260,702           381,444           648,001
  Principal payments on nonconvertible debt ...........     (283,770)         (153,584)             --             (31,389)
  Proceeds from issuance of convertible debt ..........      200,000              --                --                --

  Proceeds from issuance of stock (net) ...............      816,496           559,210           400,000           518,000
                                                         -----------       -----------       -----------       -----------
    Net cash provided from financing activities .......    1,451,726           666,328           781,444         1,134,612
                                                         -----------       -----------       -----------       -----------
    Net increase (decrease) in cash ...................       52,092             3,793             6,218           (48,308)
Cash, beginning of period .............................       10,011             6,218              --              48,308
Cash, end of period ...................................  $    62,103       $    10,011       $     6,218       $      --
                                                         ===========       ===========       ===========       ===========

Supplemental cash flows information:
  Cash paid during the period for interest.............  $    45,092       $     6,963       $    49,500       $    47,200

Noncash items:

  Debt and accrued interest converted to equity
    during the period..............................          200,000         1,270,637

  Forgiveness of debt/contributed capital.........                             100,000



    The accompanying notes are an integral part of the financial statements.

                                          INDUSTRIAL IMAGING CORPORATION
                                        STATEMENT OF SHAREHOLDERs' DEFICIT

                                          Series A Convertible
                                            Preferred Stock            Common Stock       Additional                      Total
                                          ---------------------    ------------------      Paid-In      Accumulated   Shareholders'
                                          Shares      Amount        Shares     Amount      Capital        Deficit        Equity
                                          ------      ------        ------     ------      -------        -------        ------

Balance at September 30, 1993 ........    397,200    $ 3,972       753,200    $ 7,532    $1,857,719    $(1,830,105)   $    39,118
Issuance of Series A convertible
  preferred stock and common stock
  for cash, October 1993 .............    200,000      2,000       200,000      2,000        96,000                       100,000
Issuance of Series A convertible
  preferred stock and common stock
  for cash, October 1993 .............     20,000        200        20,000        200         9,600                        10,000
Issuance of Series A convertible
    preferred stock and common stock
    for cash, November 1993 ..........     16,000        160        16,000        160         7,680                         8,000
Issuance of common stock for cash,
  July 1994 ..........................                             288,600      2,886       397,114                       400,000
Net loss .............................                                                                  (1,506,563)    (1,506,563)
                                          -------    -------     ---------    -------    ----------    -----------    -----------
Balance at September 30, 1994 ........    633,200      6,332     1,277,800     12,778     2,368,113     (3,336,668)      (949,445)

Issuance of common stock for cash,
    December 1994 ....................                             288,600      2,886       397,114                       400,000
Net loss .............................                                                                  (1,575,126)    (1,575,126)
                                          -------    -------     ---------    -------    ----------    -----------    -----------
Balance at September 30, 1995 ........    633,200      6,332     1,566,400     15,664     2,765,227     (4,911,794)    (2,124,571)

Issuance of common stock for debt and
    interest conversion ..............                           1,270,637     12,706     1,257,931                     1,270,637
Issuance of common stock for cash, net
    of issuance costs of $140,790 ....                             700,000      7,000       552,210                       559,210
Issuance of warrants in exchange for
    forgiveness of debt ..............                                                      100,000                       100,000
Net loss .............................                                                                  (1,159,821)    (1,159,821)
                                          -------    -------     ---------    -------    ----------    -----------    -----------
Balance at March 31, 1996 ............    633,200    $ 6,332     3,537,037    $35,370    $4,675,368    $(6,071,615)   $(1,354,545)

Issuance of common stock for cash, net
    of issuance costs of $32,964 .....                             830,000      8,300       788,736                       797,036
Exercise of warrants for cash ........                             230,000      2,300       227,700                       230,000
Shares issued in conjunction with
  bridge loans .......................                             112,370      1,124       170,173                       171,297
Compensation expense relating to
  stock options ......................                                                       26,400                        26,400
Recapitalization of Orbis, Inc. ......                             524,891      5,249       (15,789)                      (10,540)
Conversion of preferred shares to
  common stock .......................   (633,200)    (6,332)      633,200      6,332                                         --
Net loss .............................                                                                  (1,894,554)    (1,894,554)
                                          -------    -------     ---------    -------    ----------    -----------    -----------
                                             --         --      $5,867,498    $58,675    $5,872,588    $(7,966,169)   $(2,034,906)
                                         ========    =======    ==========    =======    ==========    ===========    ===========

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

   Revenue Recognition

                         INDUSTRIAL IMAGING CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

                         INDUSTRIAL IMAGING CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

                         INDUSTRIAL IMAGING CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


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

E. INVENTORIES

   Inventories consist of the following:


                                            MARCH 31,        MARCH 31,
                                              1997             1996
                                           ----------        --------

          Raw materials...............     $  949,895        $356,805
          Work in process.............        596,277          28,049
          Finished goods..............        331,807         298,032
                                           ----------        --------
                                           $1,877,979        $682,886
                                           ==========        ========

F. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                                              MARCH 31,     MARCH 31,
                                                                1997          1996
                                                              --------      --------

          Machinery and equipment ..........................  $ 55,613      $ 55,613
          Computer equipment, including $10,001 in capital
             leases in 1997 and 1996 respectively ..........    61,837        38,234
          Computer software ................................    14,949        14,949
          Furniture and fixtures ...........................    24,837        24,837
                                                              --------      --------
                                                               157,236       133,633
          Less: accumulated depreciation and amortization ..   122,980       100,763
                                                              --------      --------
                                                              $ 34,256      $ 32,870
                                                              ========      ========

     Depreciation expense for the year ended March 31, 1997, six months ended March 31, 1996, and the years ended September 30, 1995 and 1994, was $22,217, $17,310, $34,612 and $33,290, respectively.

G. INTANGIBLE ASSETS

                         INDUSTRIAL IMAGING CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


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

     The amount of future minimum lease payments under the operating lease is as follows:

         1998...............................................   119,638
         1999...............................................    79,760
                                                              --------
         Total minimum lease payments.......................  $199,398
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

                         INDUSTRIAL IMAGING CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


     Under the Polaroid Agreement, the Company is required to meet certain sales and performance milestones to maintain the Company's exclusivity concerning the technology. The Company and Polaroid are in the process of resolving a dispute regarding exclusivity. Management believes that the ultimate resolution of this dispute will not have a material effect on the Company's financial statements.

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

I. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                    MARCH 31,     MARCH 31,
                                                      1997          1996
                                                    --------      --------

          Accrued vacation ...................      $106,343      $ 88,999
          Accrued professional fees ..........       131,546       161,803
          Accrued payroll and related expenses       356,890       297,317
          Accrued warranty ...................       115,885        79,611
          Accrued Centennial fee .............          --         200,000
          Accrued interest and other .........       247,289       102,604
                                                    --------      --------
                                                    $957,953      $930,334
                                                    ========      ========


J. DEBT

     The following is a summary of the Company's debt obligations:

                                                                                             MARCH 31,       MARCH 31,
                                                                                               1997             1996
    Collateralized demand note with assignee for the benefit of creditors for the former AOI Systems, Inc., due January 30, 1995. The note was renegotiated in
    July 1994 to require interest only payments at a rate of 8.0%, due monthly.......        $130,000         $130,000
    Uncollateralized subordinated note with a related party, principal due December 31,
    1996, interest rate of 8.4%, interest only payments due quarterly................          50,000           50,000

                         INDUSTRIAL IMAGING CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


Uncollateralized note with a related party, principal due October 23, 1996, interest
     rate of 10% payable at maturity.................................................         100,000          100,000
Uncollateralized note with a related party, principal due October 23, 1996, interest
     rate of 8.4% payable at maturity................................................         100,000          100,000
Uncollateralized note with a related party, principal due June 6, 1996, interest
     rate of 10% payable at maturity.................................................          15,000           25,000
Uncollateralized note with a related party, principal due June 6, 1996, interest
     rate of 10% payable at maturity.................................................          15,000           15,000
Uncollateralized note with a related party, principal due June 6, 1996, interest
     rate of 10% payable at maturity.................................................           5,000            5,000
Uncollateralized note with a related party, principal due June 6, 1996, interest
     rate of 10% payable at maturity.................................................              --           10,000
Uncollateralized note with a related party, principal due June 6, 1996, interest
     rate of 10% payable at maturity.................................................          50,000           50,000
Uncollateralized note with a related party, principal due January 15, 1999, interest
     rate of 10% payable at maturity.................................................         150,000
Uncollateralized note with a related party, principal due January 21, 1999, interest
     rate of 10% payable at maturity.................................................          50,000
Uncollateralized note with a related party, principal due February 6, 1999, interest
     rate of 10% payable at maturity.................................................          50,000
Uncollateralized note with a related party, principal due February 6, 1999, interest
     rate of 10% payable at maturity.................................................          50,000
Uncollateralized note with a related party, principal due February 6, 1999, interest
     rate of 10% payable at maturity.................................................          50,000
Uncollateralized note with a related party, principal due February 6, 1999, interest
     rate of 10% payable at maturity.................................................          25,000
Uncollateralized note with a related party, principal due February 6, 1999, interest
     rate of 10% payable at maturity.................................................          25,000
Uncollateralized note with a related party, principal due February 11, 1999,
     interest rate of 10% payable at maturity........................................          50,000
Uncollateralized note, principal due in nine monthly payments of $3,467 plus
     interest at 8.1%................................................................          13,866            5,702
Capital lease obligations............................................................           1,538            4,472
                                                                                             --------         --------
                                                                                              930,404          495,174
Less amounts due within one year.....................................................         480,404          495,174
                                                                                             --------         --------
                                                                                             $450,000         $   --
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

                         INDUSTRIAL IMAGING CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


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

                         INDUSTRIAL IMAGING CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


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

                         INDUSTRIAL IMAGING CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


redemption value of $1.39.

     The Series A and Series B Stock are convertible at the option of the holder into shares of the Company's common stock at a conversion rate using a conversion price that will be adjusted in certain instances such as dilutive issuances of equity securities, as defined. At March 31, 1996 and September 30, 1995, the per share conversion rate for the Series A Stock was $4.80 divided by the initial conversion price of $4.80, or one for one. At March 31, 1996 and September 30, 1995, the per share conversion rate for the Series B Stock was $1.39 divided by the initial conversion price of $1.39, also one for one.

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

     The components of the deferred tax assets and liabilities are as follows (dollars in thousands):

                                                  MARCH 31,     MARCH 31,
                                                    1997            1996
                                                  -------       -------

          Deferred Tax Assets/(Liabilities):
          Accrued expenses and other .......      $   451       $   280
          Patents ..........................          133           104
          R&E credits ......................      $   451       $   280
          NOL carryforwards ................        2,762         2,202
                                                  -------       -------
          Total deferred tax asset .........        3,431         2,671
          Valuation allowance ..............       (3,431)       (2,671)
                                                  -------       -------
          Net deferred tax asset ...........         --            --
                                                  =======       =======

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

                         INDUSTRIAL IMAGING CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


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

     Details of stock options are as follows:

                                                               WEIGHTED AVERAGE
                                                       SHARES   EXERCISE PRICE
                                                       ------   --------------
          Year ended September 30, 1993
               Granted .........................       62,940      $ .20
               Exercised .......................            0
               Canceled ........................            0
                                                      -------      -----
               Outstanding at end of year ......       62,940        .20
                                                      -------      -----
               Exercisable at end of year ......       42,140        .20
                                                      =======      =====

          Year ended September 30, 1994
               Granted .........................       63,000        .20
               Exercised .......................            0
               Canceled ........................        1,600        .20
                                                      -------      -----
               Outstanding at end of year ......      124,340        .20
                                                      -------      -----
               Exercisable at end of year ......       45,700        .20
                                                      =======      =====


          Year ended September 30, 1995
               Granted .........................       74,060       1.00
               Exercised .......................            0
               Canceled ........................            0
                                                      -------      -----
               Outstanding at end of year ......      198,400        .50
                                                      -------      -----
               Exercisable at end of year ......       62,220        .20
                                                      =======      =====

                         INDUSTRIAL IMAGING CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


          Six months ended March 31, 1996
               Granted .........................            0
               Exercised .......................            0
               Canceled ........................        2,000       1.00
                                                      -------      -----
               Outstanding at end of year ......      196,400        .49
                                                      -------      -----
               Exercisable at end of year ......       71,940      $ .20
                                                      =======      =====

          Year ended March 31, 1997
               Granted .........................      280,600       1.00
               Exercised .......................            0
               Canceled ........................            0
                                                      -------      -----
               Outstanding at end of year ......      477,000        .79
                                                      -------      -----
               Exercisable at end of year ......      114,872        .38
                                                      =======      =====


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

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended March 31, 1997 and March 31, 1996 would have been reduced to the pro forma amounts indicated below:


                        March 31, 1997                 March 31, 1996
                 ---------------------------    -----------------------------
                                    Loss Per                         Loss Per
                 Net Income          Share       Net Income            Share
                 ----------          -----       ----------            -----

As reported     $(1,894,554)        $ (.44)     $(1,159,821)          $ (.55)
Pro Forma       $(1,916,682)        $ (.45)     $(1,164,526)          $ (.55)

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future

                         INDUSTRIAL IMAGING CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)


amounts. SFAS 123 does not apply to awards prior to Fiscal 1996 and additional awards in the future years are anticipated.

     The fair value of each stock option is estimated on the date of grant using the Minimum Value option-pricing model with the following assumptions: an expected life of six years, no dividends, and risk free interest rates of 6.2% and 6.1% for the years ended March 31, 1997 and March 31, 1996, respectively. The fair value of options granted in the year ended March 31, 1997 and the six months ended March 31, 1996 was $280,600 and $0.

The following table summarizes information about stock options at March 31, 1997:

                        Options Outstanding                                  Options Exercisable
                    ------------------------------------------------     -------------------------------
Range of                  Weighted Average
Average               Number        Contractual     Weighted Average       Number           Weighted
Exercise Prices     Outstanding        Life          Exercise Price      Exercisable      Exercise Price
---------------     -----------        ----          --------------      -----------      --------------

  $0.20               124,140          6.20              $0.20              88,460            $0.20
  $1.00               302,860          9.17              $1.00              26,412            $1.00
  $4.00                50,000          9.77              $4.00                   0
                      -------
$0.20-4.00            477,000          8.46              $1.11             114,872            $0.38
                      =======                                              =======

P. SIGNIFICANT CUSTOMERS AND DOMESTIC AND EXPORT SALES

   Significant Customers

     Sales to significant customers were as follows:


                  YEAR ENDED                 SIGNIFICANT                          PERCENTAGE OF
                 MARCH 31, 1997               CUSTOMERS                  AMOUNT      REVENUES
                 --------------               ---------                  ------      --------
          1997.........................      Customer A                 $515,272        28%

          1997.........................      Customer B                  460,000        25%

          1997.........................      Customer C                  274,781        15%

          1997.........................      Customer D                  227,230        12%

                   FOR THE SIX
                  MONTHS ENDED               SIGNIFICANT                           PERCENTAGE OF
                MARCH 31, 1996                CUSTOMERS                  AMOUNT     REVENUES
                --------------                ---------                  ------     --------

          1996........................       Customer A                 $226,059        39%

          1996........................       Customer B                  180,000        31%

                         INDUSTRIAL IMAGING CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                   YEAR ENDED                SIGNIFICANT                           PERCENTAGE OF
                 SEPTEMBER 30, 1995          CUSTOMERS                  AMOUNT        REVENUES
                 ------------------          ---------                  ------        --------
          1995........................       Customer A                 $225,000        18%

          1995........................       Customer B                  209,248        17%

          1995........................       Customer C                  197,000        16%

          1995........................       Customer D                  178,066        15%

          1994........................       Customer A                  341,052        26%

          1994........................       Customer B                  291,572        22%

          1994........................       Customer C                  198,000        15%

          1994........................       Customer D                  150,000        12%

   Domestic and Export Sales

     Domestic and export sales as a percentage of revenues were as follows:


                                                              YEAR ENDED
                                                            MARCH 31, 1997
                                                       -------------------------
                                                         AMOUNT              %
                                                       ---------       ---------
          Domestic...............................      $ 377,835            20%
          Europe.................................        990,808            54%
          Asia                                           484,933            26%
                                                                 ---------------


                                                           SIX MONTHS ENDED
                                                           MARCH 31, 1996
                                                       -------------------------
                                                         AMOUNT              %
                                                       ---------       ---------
          Domestic...............................       $ 37,328             6%

          Europe.................................        532,112            92%

          Asia                                            10,926             2%
                                                                 ---------------

                                                               YEAR ENDED
                                                          SEPTEMBER 30, 1995
                                                       -------------------------
                                                         AMOUNT              %
                                                       ---------       ---------
          Domestic...............................     $  114,701             9%

          Europe.................................      1,095,642            90%

          Asia                                            14,680             1%
                                                                 ---------------

                         INDUSTRIAL IMAGING CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                               YEAR ENDED
                                                          SEPTEMBER 30, 1994
                                                       -------------------------
                                                         AMOUNT              %
                                                       ---------       ---------
          Domestic...............................       $500,545            38%

          Europe.................................        664,965            51%

          Asia                                           144,638            11%

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