Form 10QSB
period 1997-12-31
INDUSTRIAL IMAGING CORP
filed 1998-02-17
CIK 799514

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED DECEMBER 31, 1997
                         COMMISSION FILE NUMBER 0-15520

                         INDUSTRIAL IMAGING CORPORATION
        (Exact name of small business issuer as specified in its charter)

                     DELAWARE                                  05-0396504
          (State or other jurisdiction                      (I.R.S. employer
        of incorporation or organization)                  identification no.)

                 847 ROGERS STREET, LOWELL, MASSACHUSETTS        01852
               (Address of principal executive offices)        (Zip code)

                                 (978) 937-5400
                (Issuer's telephone number, including area code)



         Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X  No    .
                             ---    ---


As of December 31, 1997, the Company had outstanding 10,890,201 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one)
                                            YES  X  NO    .
                                                ---    ---

                         INDUSTRIAL IMAGING CORPORATION
                                      INDEX



PART I - FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------

   Item 1.  Financial Statements

            Balance Sheets at December 31, 1997 and March 31, 1997             3

            Statements of Operations for the Nine Months and Three Months
            Ended December 31, 1997 and 1996                                   4

            Statements of Cash Flows for the Nine Months Ended
            December 31, 1997 and 1996                                         5

            Notes to Financial Statements                                      6

   Item 2.  Managements's Discussion and Analysis of Financial
            Condition and Results of Operations                                8

PART II - OTHER INFORMATION

   Item 1.  Legal proceedings                                                 12

   Item 2.  Changes in Securities                                             12

   Item 3.  Defaults upon Senior Securities                                   12

   Item 4.  Submission of Matters to a Vote of Security Holders               12

   Item 5.  Other Information                                                 12

   Item 6.  Exhibits and Reports on Form 8-K                                  12

Signatures

                         INDUSTRIAL IMAGING CORPORATION
                                 BALANCE SHEETS

                                                                                             (UNAUDITED)
                                                                                             DECEMBER 31,         MARCH 31,
                                                                                                1997                1997
                                                                                             ------------        ------------
                                      ASSETS
Current assets:
    Cash .............................................................................       $  1,635,720        $     62,103
    Accounts receivable, net of allowance for doubtful accounts of $31,000 at
      December 31, 1997 and March 31, 1997, respectively .............................            353,721             493,778
    Inventory ........................................................................          1,489,771           1,877,979
    Prepaid expenses .................................................................             90,092              53,398
                                                                                             ------------        ------------
      Total current assets ...........................................................          3,569,304           2,487,258
Property and equipment, net ..........................................................             24,264              34,256
Patents, net .........................................................................             61,979
Other assets .........................................................................             12,262              10,786
                                                                                             ------------        ------------
      Total assets ...................................................................       $  3,605,830        $  2,594,279
                                                                                             ============        ============

                       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Notes payable ....................................................................            407,987             480,404
    Accounts payable .................................................................            396,436           2,497,890
    Deferred revenue .................................................................            338,022             242,938
    Accrued expenses .................................................................            898,112             957,953
                                                                                             ------------        ------------
      Total current liabilities ......................................................          2,040,557           4,179,185
Notes payable - long-term portion ....................................................            450,000             450,000
                                                                                             ------------        ------------
      Total liabilities ..............................................................          2,490,557           4,629,185
Commitments and contingencies
Shareholders' deficit:
    Common stock, par value $.01 per share, authorized 20,000,000 shares,
      10,890,201 and 5,867,498 shares issued and outstanding at December 31,
      1997 and March 31, 1997, respectively ..........................................            108,902              58,675
    Series A Preferred Stock, par value $.01 per share, authorized 1,000,000 shares, 0 shares issued and outstanding at December 31, 1997 and March 31, 1997,
      respectively ...................................................................                 --                  --
    Additional paid-in capital .......................................................         10,794,439           5,872,588
    Accumulated deficit ..............................................................         (9,663,068)         (7,966,169)
                                                                                             ------------        ------------
                                                                                                1,240,273          (2,034,906)
    Note receivable from officer .....................................................           (125,000)
                                                                                                                 ------------
      Total shareholders' deficit ....................................................          1,115,273          (2,034,906)
                                                                                             ------------        ------------
        Total liabilities and shareholders' deficit ..................................       $  3,605,830        $  2,594,279
                                                                                             ============        ============

                         INDUSTRIAL IMAGING CORPORATION
                            STATEMENTS OF OPERATIONS



                                                 NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                    DECEMBER 31,                         DECEMBER 31,
                                             1997               1996               1997               1996
                                          -----------        -----------        -----------        -----------
Revenues:
    Product .......................       $ 1,828,677        $ 1,190,489        $   421,499        $   408,989
    Service .......................           326,275            270,889            119,683            123,884
                                          -----------        -----------        -----------        -----------
                                            2,154,952          1,461,378            541,182            532,873
                                          -----------        -----------        -----------        -----------
Cost of revenues:
    Product .......................         1,963,373            964,317            447,443            281,060
    Service .......................           219,870            192,346             69,046             52,668
                                          -----------        -----------        -----------        -----------
                                            2,183,243          1,156,663            516,489            333,728
                                          -----------        -----------        -----------        -----------
Gross profit ......................           (28,291)           304,715             24,693            199,145
                                          -----------        -----------        -----------        -----------
Operating expenses:
    Research and development ......           329,457            410,079            106,258            126,804
    Sales and marketing ...........           396,652            250,732            176,338             88,699
    General and administrative ....           665,876            521,837            210,829            186,760
                                          -----------        -----------        -----------        -----------
        Total operating expenses ..         1,391,985          1,182,648            493,425            402,263
                                          -----------        -----------        -----------        -----------
Loss from operations ..............        (1,420,276)          (877,933)          (468,732)          (203,118)
Other income (expense):
    Interest expense ..............          (142,523)           (72,851)           (43,657)           (40,687)
    Other, net ....................          (134,100)              (331)          (128,880)              (497)
                                                             -----------        -----------        -----------
        Other income (expense), net          (276,623)           (73,182)          (172,537)           (41,184)
        Loss before income taxes ..        (1,696,899)          (951,115)          (641,269)          (244,302)
Provision for income taxes ........                --                 --                 --                 --
                                          -----------        -----------        -----------        -----------
Net loss ..........................       $(1,696,899)       $  (951,115)       $  (641,269)       $  (244,302)
                                          ===========        ===========        ===========        ===========
Net loss per share ................       $      (.23)       $      (.23)       $      (.07)       $      (.06)
                                          ===========        ===========        ===========        ===========
Weighted average common outstanding         7,266,867          4,206,237          8,976,861          4,367,037
                                          ===========        ===========        ===========        ===========

                         INDUSTRIAL IMAGING CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                                      NINE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                   1997               1996
                                                                -----------        -----------
Cash flows from operating activities:
    Net loss ............................................       $(1,696,899)       $  (951,115)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation ....................................             9,992             16,842
        Amortization ....................................            61,979             79,688
        Compensation expense ............................           125,000
        Changes in assets and liabilities:
           Accounts receivable ..........................           140,057           (216,933)
            Inventory ...................................           388,208         (1,029,720)
            Prepaid expenses ............................           (36,694)          (211,264)
            Other assets ................................            (1,476)
            Accounts payable ............................          (564,606)         1,445,499
            Deferred revenue ............................            95,084           (503,658)
            Accrued expenses ............................           (59,841)           249,645
                                                                -----------        -----------
        Net cash used in operating activities ...........        (1,539,196)        (1,121,017)
                                                                -----------        -----------
Cash flows from investing activities:
    Capital expenditures ................................                --            (22,109)
                                                                -----------        -----------
    Net cash used in investing activities ...............                --            (22,109)
                                                                -----------        -----------
Cash flows from financing activities:
    Proceeds from issuance of nonconvertible debt .......            76,771            453,596
    Principal payments on nonconvertible debt ...........           (50,707)           (47,205)
    Proceeds from issuance of convertible debt ..........           200,000
    Proceeds from issuance of stock (net) ...............         3,086,749            597,036
                                                                -----------        -----------
      Net cash provided from financing activities .......         3,112,813          1,203,427
                                                                -----------        -----------
      Net increase (decrease) in cash ...................         1,573,617             60,301
Cash, beginning of period ...............................            62,103             10,011
                                                                -----------        -----------
Cash, end of period .....................................       $ 1,635,720        $    70,312
                                                                ===========        ===========
Supplemental cash flows information:
    Cash paid during the period for interest ............       $    42,902        $     7,042
Noncash items:
    Debt converted to equity during the period ..........         1,536,847            200,000

    Warrants exercised for promissory note ..............           125,000              --

    Warrants exercised by canceling note ................            98,481              --

                         INDUSTRIAL IMAGING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

The financial statements of Industrial Imaging Corporation (the "Company") included herein have been prepared pursuant to the Securities and Exchange Commission for the quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosure required by generally accepted accounting principles. These statements should read in conjunction with the financial statements and notes thereto for the year ended March 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

The financial statements and notes herein are unaudited, except for the balance sheet as of March 31, 1997, but in the opinion of management include all the adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company.

The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results to be achieved for any future period or for the entire year ended March 31, 1998.


NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. At December 31,1997 and March 31, 1997, inventories consist of the following:


                             December 30, 1997              March 31, 1997
                             -----------------              --------------
         Raw materials          $  915,868                    $1,189,313
         Work in process           277,818                       356,859
         Finished goods            296,085                       331,807
                                ----------                    ----------
                                $1,489,771                    $1,877,979
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


NOTE D - SHAREHOLDERS' EQUITY

In May 1997, the Company and Centennial Technologies Inc., ("Centennial") a shareholder in the Company, agreed to terminate the purchase agreement. The Company liquidated amounts owed to Centennial under the agreement by paying approximately $132,000 in cash and agreeing to issue 600,000 shares of common stock to payoff the remaining balance of approximately $1.2 million.

In May 1997, a shareholder of the Company exercised warrants and purchased 100,014 shares of the Company's common stock at $1.00 per share.

In July 1997, a vendor agreed to convert $89,915 of debt to 43,648 shares of the Company's common stock. In August 1997, another vendor agreed to convert $19,015 of debt to 9,508 shares of the Company's common stock. In November 1997, another vendor agreed to convert $164,254 of debt to 82,127 shares of the Company's common stock.

In November 1997, an outside investor executed a Securities Purchase Agreement to invest $3 million in the Company by purchasing 3,000,000 shares of the Company's common stock at $1.00 per share. In accordance with the agreement, the Company also issued warrants to purchase 1,000,000 shares of common stock at $1.00 per share through November 12, 2002, and issued warrants to purchase 1,000,000 shares of common stock at $2.00 per share through November 12, 2002. The investor was granted demand registration rights starting six months from the closing date for both the common shares purchased and the warrants granted. In addition, a representative of the investor holds a seat on the board of directors. The agreement contains certain covenants which restrict future activities of the Company including but not limited to mergers or acquisitions, borrowings, issuance of securities, payment of dividends, granting a security interest in company assets, and the purchase or sale of assets. The investment has been funded and closing and issuance costs (including commissions) amounted to approximately $265,000.

In November 1997, the Company offered a 50% discount of the exercise price to all warrant holders of the Company's common stock for a specified period of time, which has expired. Warrant holders exercised warrants to purchase 1,187,406 shares of common stock at prices from $.25 per share to $.60 per share. The Company received $252,145 in cash, received a promissory note from an officer of the Company for $125,000, with interest and principal payable in four years, and accruing interest at an rate of 8.5% per annum. The stock purchased is pledged as collateral against the note. In addition, a director of the Company cancelled a promissory note due from the Company for $100,000 for the exercise of warrants at a total exercise price of $98,480. The balance of the note payable plus accrued interest will be paid to the noteholder in cash. The Company also agreed to repay a $15,000 note payable to a director plus accrued interest. The Company recognized compensation expense relating to these transactions in the amount of $125,000, which has been included in other expenses.


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


RESULTS OF OPERATIONS


COMPARISON OF THE NINE MONTH PERIODS ENDING DECEMBER 31, 1997 ("NINE MONTHS 1997") AND 1996 ("NINE MONTHS 1996")

Revenues for the Nine Months 1997 were $2,154,952 as compared to $1,461,378 for the Nine

Months 1996, an increase of $693,574. Product revenues were $1,828,677 for the Nine Months 1997 as compared to $1,190,489 for the Nine Months 1996. This increase was due primarily to an increase in the sales volume, which amounted to approximately $850,000 in revenues, partially offset by decreases in prices of approximately $210,000 in revenues. Service revenues increased from $270,889 to $326,275 for the Nine Months 1996 and 1997, respectively, due to an increase in services performed.

Cost of revenues for the Nine Months 1997 was $2,183,243 as compared to $1,156,663 for the Nine Months 1996, an increase of $1,026,580, resulting primarily from an increase in sales volume and increased manufacturing costs. Gross profit decreased from $304,715 for the Nine Months 1996 to $(28,291) for the Nine Months 1997, due to increased cost of parts as a result of the Company's limited cash position and manufacturing delays caused by a lack of materials on hand. The Company believes that its recent receipt of $3,000,000 in an equity investment will result in an improved availability of materials at somewhat lower costs on a more timely basis, thereby improving manufacturing inefficiencies.

Operating expenses increased from $1,182,648 to $1,391,985 for the Nine Months 1996 and 1997, respectively. Research and development expenses decreased by approximately $80,000 from the Nine Months 1996 to the Nine Months 1997 due to a larger amount of expenses in the prior year relating to the development of the AOI-2500 system. Sales and marketing expenses were $250,732 for the Nine Months 1996 as compared to $396,652 for the Nine Months 1997. The increase of these expenses was primarily due to the hiring of a Vice President of Sales and Marketing, the hiring of a marketing administrator, the Company's attendance in trade shows, an increase in commissions expense, and increased travel costs for sales and marketing. General and administrative expenses increased from $521,837 to $665,876 for the Nine Months 1996 and 1997, respectively. This increase was attributable to increased legal fees as well as an increase in travel and insurance costs.

Interest expenses were $72,851 for the Nine Months 1996 as compared to $142,523 for the Nine Months 1997. The increase primarily relates to the increase in debt of $450,000 as well as increased use of factoring for the Nine Months 1997. Other expenses increased by approximately $134,000 from the Nine Months 1996 to the Nine Months 1997 due mostly to taking a $125,000 compensation charge relating to warrants exercised at a discount.

The net loss increased to $1,636,696 for the Nine Months 1997 from $951,115 for the Nine Months 1996 due to the aforementioned. The Company did not recognize an income tax benefit due to the uncertainty surrounding the realization of the deferred tax assets in future income tax returns. The Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets.


COMPARISON OF THE THREE MONTH PERIODS ENDING DECEMBER 31, 1997
("THREE MONTHS 1997") AND 1996 ("THREE MONTHS 1996")

Revenues for the Three Months 1997 were $541,182 as compared to $532,873 for the Three Months 1996, an increase of $8,309. Product revenues were $421,499 for the Three Months 1997 as compared to $408,989 for the Three Months 1996. This moderate increase was due primarily to an increase in the sales volume of approximately $86,000, partially offset by price decreases of approximately $74,000 in revenues. Service revenues decreased slightly from $123,884 to $119,683 for the Three Months 1996 and 1997, respectively, due to an decrease in services performed.

Cost of revenues for the Three Months 1997 was $516,489 as compared to $333,728 for the Three Months 1996, an increase of $182,761, resulting primarily increased manufacturing costs. Gross profit decreased from $199,145 for the Three months 1996 to $24,693 for the Three Months 1997, as a result of the aforementioned and to increased cost of parts as a result of the Company's limited cash position and manufacturing delays caused by a lack of materials on hand. The Company believes that its recent receipt of $3,000,000 in an equity investment will result in an improved availability of materials at somewhat lower costs on a more timely basis, thereby improving manufacturing inefficiencies.

Operating expenses increased from $402,263 to $493,425 for the Three Months 1996 and 1997, respectively. Research and development expenses decreased by $20,546 from the Three Months 1996 to the Three Months 1997 due to a larger amount of expenses in the prior year relating to the development of the AOI-2500 system. Sales and marketing expenses were $88,699 for the Three Months 1996 as compared to $176,338 for the three Months 1997. The increase of these expenses was primarily due to the hiring of a Vice President of Sales and Marketing, the hiring of a marketing administrator, the Company's attendance in a major trade show in Europe during the Three Months 1997, and increased travel costs for sales and marketing. General and administrative expenses increased from $186,760 to $210,829 for the Three Months 1996 and 1997, respectively. This increase was attributable to increased legal fees as well as an increase in travel and insurance costs.

Interest expenses were fairly consistent for the Three Months 1997 as compared to the Three Months 1996. Other expenses increase by approximately $128,000 from the Three Months 1996 to the Three Months 1997 due mostly to taking a $125,000 compensation charge relating to warrants exercised at a discount.

The net loss increased to $641,269 for the Three Months 1997 from $244,302 for the Three Months 1996 due to the aforementioned. The Company did not recognize an income tax benefit due to the uncertainty surrounding the realization of the deferred tax assets in future income tax returns. The Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES


The Company has incurred operating losses since inception that have continued through December 31, 1997. In addition, the financial statements of the Company for Fiscal 1994, Fiscal 1995, Six Months 1996, and Fiscal 1997 were prepared on the assumption that the Company will continue as a going concern and do not include any adjustments that would result if the Company would cease as a going concern. The report of the independent accountants contain an explanatory paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern is that the Company has suffered recurring losses from operations has an accumulated deficit, which amounted to $9,663,068 as of December 31, 1997.

The Company's operations to date have been funded by equity investments, borrowing from banks, investors and stockholders, factoring of accounts receivable, and to a limited extent, cash flow from operations. In addition, the Company raised $3 million of new equity in November, 1997. At December 31, 1997, the Company had cash of $1,635,720 and a working capital of $1,528,747. During Three Months 1997, cash used in operating activities was $1,539,196. The Company currently has no outstanding material commitments for capital expenditures. In May 1997, a shareholder of the Company exercised warrants and purchases 100,014 shares of the Company's common stock at $1.00 per share. In May 1997, the Company and Centennial Technologies Inc., ( "Centennial") a shareholder in the Company, agreed to terminate the purchase agreement. The Company liquidated amounts owed to Centennial under the agreement by paying approximately $132,000 in cash and agreeing to issue 600,000 shares of common stock to payoff the remaining balance of approximately $1.2 million. In July 1997, a vendor agreed to convert $89,915 of debt to 43,648 shares of the Company's common stock. In August 1997, another vendor agreed to convert $19,015 of debt to 9,508 shares of the Company's common stock. In November 1997, another vendor agreed to convert $164,254 of debt to 82,127 shares of the Company's common stock.

The Company derives most of its annual revenues from a relatively small number of sales of products, systems and upgrades, with product prices ranging from $185,000 to $600,000 per system. As a result, accounts receivable is expected to fluctuate based on the number of systems sold in each period and the timing of the individual sales within each period. Moreover, any delay in the recognition of revenue for single products or a delay in shipment to customers, systems or upgrades would have a material adverse effect on the Company's results of operations for a given accounting period. In addition, some of the Company's net sales have been realized near the end of a quarter. Accordingly, a delay in a customer's acceptance or in a shipment scheduled to occur near the end of a particular quarter could materially adversely affect the Company's results of operations for that quarter. Inventory decreased by $388,208 from March 31, 1997 to December 31, 1997, due to shipments and sales of the Company's product as well as a decrease in purchasing of inventory during that period resulting from lack of credit terms from vendors. With the recent capital infusion, the Company intends to increase inventory levels to increase production based on anticipated growing demand.

Accounts payable decreased by $2,101,454 during the nine month period. Of this change, $1,536,847 was due to the debt to equity conversions as mentioned above, and $564,606 was due to paydowns of balances due.

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

In November 1997, the Company offered a 50% discount of the exercise price to all warrant holders of the Company's common stock for a specified period of time, which has expired. Warrant holders exercised warrants to purchase 1,187,406 shares of common stock at prices from $.25 per share to $.60 per share. The Company received $252,145 in cash, received a promissory note from an officer of the Company for $125,000, with interest and principal is payable in four years, accruing interest at an rate of 8.5% per annum. The stock purchased is pledged as collateral against the note. In addition, a director of the Company cancelled a promissory note due from the Company for $100,000 for the exercise of warrants at a total exercise price of $98,480. The balance of the note payable plus accrued interest will be paid to the noteholder in cash. The Company also agreed to repay a $15,000 note payable to a director plus accrued interest. The Company recognized compensation expense relating to these transactions in the amount of $125,000, which has been included in other expenses.

To fund operations in the future, the Company will rely on proceeds from the Imprimus equity investment, and cash flow from anticipated sales. The Company's management believes that the funds provided by the equity investment and cash flow from anticipated future product sales, will be sufficient to fund continuing operations through the end of Fiscal 1998.

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



Date: February 17, 1998          By:  /s/Juan J. Amodei
                                      Juan J. Amodei
                                      Chairman, Chief Executive Officer, and
                                      President


Date: February 17, 1998          By:  /s/Bryan M. Gleason
                                      Bryan M. Gleason
                                      Chief Financial Officer