Form 10-K405/A
period 1997-03-31
INDUSTRIAL IMAGING CORP
filed 1998-04-13
CIK 799514

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-K/A
                               Amendment Number 2

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                         COMMISSION FILE NUMBER 0-15520

                         INDUSTRIAL IMAGING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   05-0396504
               --------                                   ----------
      (State or other jurisdiction                      (I.R.S. employer
      of incorporation or organization)                 identification no.)

                 847 ROGERS STREET, LOWELL, MASSACHUSETTS 01852
                 ----------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (978) 937-5400
                                 --------------
               (Registant's telephone number, including area code)

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

(a)      EXHIBITS

**10a -- License and Collaboration Agreement dated November, 1992 between the Company and Polaroid Corporation, with amendments.


**        Certain information is withheld and has been filed separately with the
Commission pursuant to a request for confidential treatment.



                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INDUSTRIAL IMAGING CORPORATION



Date: April 13, 1998                  By: /S/Bryan M. Gleason
                                          -------------------
                                            Bryan M. Gleason
                                            Chief Financial Officer,
                                            Vice President and Treasurer