Form 10KSB
period 1998-03-31
INDUSTRIAL IMAGING CORP
filed 1998-07-17
CIK 799514

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                         COMMISSION FILE NUMBER 0-15520

                         INDUSTRIAL IMAGING CORPORATION
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                             05-0396504
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                 847 ROGERS STREET, LOWELL, MASSACHUSETTS 01852
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (978) 937-5400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF CLASS
                          COMMON STOCK, $.01 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days.

                                 Yes /X/   No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

    The issuer's revenue for the fiscal year ending March 31, 1998 was $2,305,209.

    The aggregate market value of the voting stock held by non-affiliates of the Issuer, based upon the average of the bid and ask prices of the Common Stock as reported by the OTC Bulletin Board on July 13, 1998 was approximately $2,230,747 for the Common Stock, based on 3,244,723 shares held by non-affiliates. As of July 13, 1998, 10,890,201 shares of Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The definitive Proxy Statement for the Annual Meeting of Stockholders for the fiscal year ended March 31, 1998, to be filed pursuant to regulation 14A, is incorporated by reference in part III of this Form.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

    This report contains forward-looking statements regarding anticipated increases in revenues, marketing of products and proposed products and other matters. These statements, in addition to statements made in conjunction with the words "anticipate", "expect", "believe", "seek", "estimate", and similar expressions are forward-looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that would cause actual results to differ materially from forward-looking statements: business conditions and changes in certain market segments and in the general economy, competition, market acceptance of the Company's products and proposed products, and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

GENERAL

    Industrial Imaging Corporation designs, manufactures and markets automated optical, vision and industrial imaging systems for inspection and identification of defects in printed circuit boards ("PCBs") and distributes Laser Plotters and Helios(TM) Film for creation of PCB artwork and photo tools. Members of the Company's management were pioneers in the field of automated optical inspection of PCBs. These individuals developed the product line while working at Itek Corporation ("Itek"), now a part of Hughes Corporation, through close cooperation between Itek and Digital Equipment Corporation ("DEC"). The prototype and initial production models developed by Itek and DEC were later completed and marketed by AOI Systems, Inc., which sold its assets and product base to the Company's subsidiary, Triple I Corporation ("Triple I").

    Virtually all electronic equipment uses PCBs, which contain conductors that interconnect electronic components. As such, PCBs are essential parts to consumer electronic and automotive products, telecommunications and computer components, industrial and medical equipment and military and aerospace applications. However, PCBs are susceptible to conductor defects, such as electrical shorts, open circuits and insufficient or excessive conductor widths, which interfere with the interconnections between electronic components attached to the finished boards. Moreover, the trend is towards the placement of more complex miniaturized components in greater surface density and having decreased conducting line widths. To avoid and cure defects, PCB manufacturers have sought the use of automated optical inspection and remote sensing to satisfy industry demands for the precise quality of finished PCBs and assemblies. The Company has already developed an installed base of customers in the United States, Europe and Asia, which include some of the largest PCB manufacturers in Sweden, France, Germany and Japan.

    Since 1994, the Company has accomplished a number of major strategic goals, including the following:


*.................INTRODUCTION OF A NEW GENERATION OF INSPECTION SYSTEMS. In May
                  1996, the Company commenced production of its new AOI-2500 Series of modular advanced automated inspection systems. Management believes that this new generation of products accurately detects defects in PCB production at speeds greater than conventional optical inspection systems with a detection capability that permits inspection of fine lines and difficult geometric patterns. Management believes that the unique modular design of the AOI-2500 Series offers customers optimum flexibility and ease of upgrading their systems. Because the mechanical portions of each model in the series are identical, a customer can purchase the lowest priced model and upgrade at an appropriate time based on its needs and inspection requirements.

*.................IMPRIMUS INVESTORS LLC EQUITY INVESTMENT. In November 1997,
                  Imprimus Investors LLC ("Imprimus"), and the Company executed a Securities Purchase Agreement whereby Imprimus invested $3 million into the Company in exchange for three million shares of Common Stock at $1.00 per share. In accordance with the agreement, the Company also issued warrants to purchase up to one million shares of Common Stock at $2.00 per share through November 12, 2002, and issued warrants to purchase up to one million shares of Common Stock at $1.00 per share through November 12, 2002. (SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

*.................POLAROID LICENSE AND EQUITY INVESTMENT. In November 1994, the
                  Company entered into the Polaroid Agreement. The Polaroid Agreement gives both companies royalty free access to each others' patents, technology and know-how for use in their respective fields of business. In addition, the Polaroid Agreement seeks to promote the development, marketing and sales of a photo plotter system in the field of PCB manufacturing consisting of equipment designed by the Company and other Polaroid partners using Polaroid's new Helios(TM) Film. As part of the Polaroid Agreement, the Company has been granted the right to market Polaroid's Helios(TM) Film and laser plotters within the PCB industry, provided the Company meets certain ongoing sales and performance milestones. The Company is aggressively seeking sales opportunities for the Helios(TM) Film and the laser plotters that utilize the Helios(TM) Film. The Company estimates the current annual market for inspection systems for the PCB manufacturing industry alone to be in the range of $100 to $150 million. This market consists of approximately 2,500 PCB manufacturers domestically and internationally. The Company and Polaroid are currently negotiating to resolve a dispute regarding contract milestones and exclusivity. (See "Polaroid Agreement" and "LEGAL PROCEEDINGS").

*.................AWARD OF ARPA CONTRACT. In August 1994, the Company received a grant of up to $462,000 from the United States Department of Energy Advanced Research Project Agency ("ARPA"), as part of ARPA's technology reinvestment project (the "ARPA Contract"). The Company is obligated to share in the costs of the project for approximately an additional $462,000. Through March 31, 1998, the Company had incurred $462,000 in project expenses and had received $462,000 in matching funds from ARPA. Under the terms of the ARPA Contract, the Company is developing new automated optical inspection techniques to enable inspection systems to measure the position and movement speed of the product being inspected. The results of this project and the development of the new automated optical inspection system, if successful, may significantly improve the performance of inspection systems for PCBs and other manufactured components.

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

    The Company presently offers "in-line" systems capable of inspecting almost any product at speeds ranging from three square feet per minute to over sixty square feet per minute, with current prices that range from $185,000 for the Company's AOI-190A model to approximately $600,000 for some of the models from the Company's new AOI-2500 Series.

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

    The Company's systems can easily be integrated into the production processes of most PCB manufacturing facilities and can be employed at several stages during PCB manufacturing to inspect the artwork design master, the production photo tools, the photoresist before the etching, the etched inner layers before lamination and the outer layers before attachment of electronic components. The systems are designed for operational simplicity and require no special skills or experience to operate. The design of each system permits easy maintenance and service. As a result, the Company believes that the use of its AOI systems significantly reduces the overall production costs of PCBs.

    AOI-190 SERIES

    The AOI-190 Series is the Company's basic optical inspection system. This system provides manufacturers of PCBs with a means to inspect PCB products for quality and analyze the information to achieve higher yields at an economical price. The AOI-190 inspection system provides a number of special features that clearly distinguish it from its competitors, including but not limited to the following:

    - The in-line conveyorized transport provides automated operation when linked to commercially available handling equipment. Communication is maintained between the host computer and the multi-functional evaluation/repair station (described below). Part identification is achieved through a bar code labeling device so that critical information moves throughout the system with reduced possibility of error, and tracking of parts and information throughout the manufacturing facility can be automated;

    - The linking of the AOI-190 inspector to the evaluation/repair station enables the customer to set-up or repair products while inspection is being conducted on the inspector with no interruptions or waiting periods. This feature significantly enhances throughput. In addition, management believes the AOI-190 is the only system on the market in which throughput can be increased and features added by software and hardware upgrades that are not expensive, and which do not require major design changes, such as those offered by the competition. This is due to the open architecture and modularity inherent in the Company's AOI-190; and

    - AOI-190 can be interfaced to most-available CAM systems to permit direct "downloading" of set-up data.

    The Company presently manufactures and markets three models of the AOI-190 that currently range in price from $150,000 to $230,000, although various options can reduce or increase the cost of a specific system.

    AOI-2500 SERIES

    The AOI-2500 Series is a new generation of automatic optical inspectors designed to maximize productivity in demanding PCB operations. Prototypes were field tested in 1995, and full production of the series began in May 1996. The series includes four models, the AOI-1900, the AOI-1900L, the AOI-2500, and the AOI-3200 depending on the width of the PCB's being inspected. Each model has the option of a standard or a high speed version. These models currently range in price from $320,000 to $600,000.

    As with the AOI-190, the AOI-2500 has a mechanical transport which enables it to be placed in-line in the manufacturing process. The Company's systems continue to be the only ones with this capability. The AOI-2500 Series inspectors have the same overall functionality as the AOI-190 Series inspectors, but with a significantly enhanced level of both performance and modularity. In particular:

    - The AOI-2500 systems have an improved illumination system and higher resolution cameras, which permit it to inspect product with smaller features than can be inspected with the AOI-190, and it can find much smaller defects.

    - The AOI-2500 systems have a wider range of speeds than the AOI-190, with much higher speeds available for inspecting the more standard PCB designs.

    - The AOI-2500 systems have enhanced image processing electronics and more general purpose processing power, which enable it to detect a wider range of defects.

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

POLAROID AGREEMENT

    On November 28, 1994, the Company and Polaroid entered into the Polaroid Agreement. Under the Polaroid Agreement, Polaroid and the Company are granted royalty free access to each others' patents, technology and know-how for use in their respective fields of business for a period of eight (8) years. The Company is also granted the exclusive right to market and sell Helios(TM) Film to the PCB market. To maintain this exclusive right, the Company is required to achieve certain performance milestones, which include sales requirements for the Helios(TM) Film and for the sale of laser plotters. On January 7, 1997, the Company and Polaroid agreed that Polaroid would not act with respect to the quarterly performance milestones under the Polaroid Agreement until May 31, 1997, the date by which the annual performance milestones had to have been met. No such performance milestones apply to Triple I's agreement with Polaroid granting it access to Polaroid's other technology. The consequence of failing to achieve the annual performance milestones by May 31, 1997 would be that the Company's exclusive right to sell and market the Helios(TM) Film to the PCB market could, at Polaroid's option, be converted to a nonexclusive right. The Company and Polaroid are involved in a dispute relating to whether the Company did in fact meet its milestones under the Polaroid Agreement. The Company is currently negotiating to resolve the dispute and believes the ultimate resolution of this dispute, which may include the Company's agreement to convert its rights to distribute Helios film from exclusive to non-exclusive, will not have a material adverse effect on the results of operations.(SEE "LEGAL PROCEEDINGS").

    The strategic partnership between the Company and Polaroid provides the Company with significant complementary technological, marketing and product advantages, including, but not limited to, the following:

    - Polaroid's Helios(TM) Film technology has been market tested and is presently in production; and

    - Polaroid's recording technology and devices have been developed through research and cooperation by Polaroid and other partners (and may be enhanced by the Company through state-of-the-art advanced optical technology being developed by the Company under ARPA sponsorship).

    These advantages, combined with the strengths and features of the Company's AOI systems, enable the Company to provide its customers with the system and the Helios(TM) Film necessary for production of defect free artwork and photo tools.

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

    As the Helios(TM) Film is a dry process product, potential customers will benefit from elimination of chemicals and their effluent, a major concern in an industry that is closely scrutinized by environmental agencies. The dry process film also eliminates the need for "dark room" facilities for creating the photo tools. The film is marketed under private label. The Company also distributes laser plotters under a private label. The plotter for recording on Helios Film was developed in cooperation between Polaroid and Heidelberg (Linotype) for the graphic arts industry, and later modified by the Company for use in the PCB industry. Both products were introduced in the quarter ending December 31, 1996. Certain improvements are now being developed to increase durability of the film coating for PCB applications and will be tested in the near future.

PRODUCTS UNDER DEVELOPMENT

    The Company intends to further develop and enhance its own proprietary technology to better serve the industrial imaging and inspection markets and exploit the synergies between its own technologies in the field of image acquisition, processing and reconstruction and the technologies of Polaroid. The Company currently has an engineering and product development staff, and a group of customer support engineers, who assist the Company's customers in integrating the Company's products into the customer's work environment. This engineering work provides the Company an opportunity to keep abreast of new market opportunities for the Company's technologies. During the fiscal years ended March 31, 1998 and March 31, 1997, the Company's expenditures on research and development amounted to $344,068 and $440,207, respectively, (net of cost reimbursements from the ARPA Contract).

    The Company's management believes that the major technological innovations that the Company has access to, through its previous work and its strategic partnership with Polaroid, should permit the Company to make major improvements in its PCB product line as well as create opportunities for expansion into other market areas, such as optical velocity tracking, optical Z dimension (three dimensional) gauging and advanced imaging devices. The Company believes it will be able to increase the features of its present models and simplify its software while expanding its product line to cover the largest range of performance in the industry. Although no assurance can be given, the Company also intends to expand into other inspection and industrial imaging markets, such as flat-panel displays and other products requiring precise high-resolution optical measurements to monitor quality control within the manufacturing process.

    The Company's success in developing and selling new and enhanced products depends upon a variety of factors, including accurate prediction of future customer requirements, introduction of new products on schedule, cost-effective manufacturing, product performance in the field, and raising additional funds. The Company's new product decisions and development commitments must anticipate the equipment needed to satisfy the requirements for inspection processes one or more years in advance of sales. Any failure to accurately predict customer requirements and to develop new generations of products to meet those requirements would have a substantial material adverse effect on the Company's business, financial condition and results of operations. New product transitions could adversely affect sales of existing systems, and product introductions could contribute to quarterly fluctuations in operating results as orders for new products commence and orders for existing products or enhancements of existing products fluctuate. The costs to the Company of complying with environmental laws are minimal and have not had a material effect on the results of operations.

CUSTOMERS

    The Company's customers include manufacturers of PCBs, both domestically and internationally. The Company sells to a limited number of customers as the Company's market is dominated by a few major companies. For the year ended March 31, 1998 ("Fiscal 1998"), the Company had sales to three customers that accounted for 40%, 17% and 11% of revenues. For the year ended March 31, 1997 ("Fiscal 1997"), the Company had sales to four customers that accounted for 28%, 25%, 15% and 12% of revenues.

The failure to replace these sales with sales to other customers in succeeding periods would have a material adverse effect on the Company's business, financial condition and results of operations. The Company expects that sales to relatively few customers will continue to account for a high percentage of the Company's revenues in any accounting period in the foreseeable future and, therefore, quarterly and annual results could vary greatly. A reduction in orders from any such customer or the cancellation of any significant order could have a material adverse effect on the Company's business, financial condition and results of operations. None of the Company's customers have entered into a long-term agreement requiring it to purchase the Company's products.

    During Fiscal 1998 and Fiscal 1997, the Company's foreign revenues accounted for 66%and 80%, respectively, of the Company's revenues. These sales were made primarily in Europe. The high percentage of foreign revenues was due to the existence of an established network of distributors in Europe and Asia, along with a market representative in Europe for the Company's products, and the limited resources available to the Company to market its products in the United States. Although the Company generally requires advance deposits or letters of credit from customers, the Company sometimes extends credit to its foreign customers and collection may be more difficult in the event of a default. To help expand into the United States market, the Company hired a new Vice President of Marketing in January 1997.

    Management expects that revenues from foreign customers will continue to account for a significant portion of future revenues. The Company has been and will continue to be subject to risks associated with foreign customers in general, including political instability, embargoes, shipping delays, custom duties, import and export quotas and other trade restrictions, all of which could have a material adverse effect on the Company's operations, or could have a significant adverse impact on the Company's ability to deliver products on a competitive and timely basis. Recent events in the Asian markets, specifically the recent devaluation of some Asian currencies, the current banking crises, and a general economic downturn, could have an adverse effect on the Company's ability to effectively market its products in these markets. Although the Company generally sells products to large, well-funded corporations or requests letters of credit from less creditworthy customers, the Company could experience difficulties in obtaining or enforcing judgments with respect to receivables outside the United States. The Company's foreign sales have been and are expected to be made in U.S. dollars. A strengthening in the dollar relative to the currencies of those countries where the Company does business would increase the prices of its products as stated in those currencies, and may adversely affect the Company's sales in those countries. To the extent the Company lowers its prices to reflect a change in exchange rates, the profitability of the Company's business in those markets may be adversely affected. In the past, there have been significant fluctuations in the exchange rates between the dollar and the currencies in those countries in which the Company does business.

SALES AND MARKETING STRATEGY

    The Company's strategy is to emphasize the broad range of competitive performance and cost advantages of its products and the ability to upgrade systems because of their modular designs. The newly developed "L" models, will be the AOI-1900L, is expected to be marketed to the customers that to date have not purchased any vendor's system, and to those accounts replacing outdated medium performance equipment. The AOI-2500 Series product is expected to be promoted to larger PCB manufacturers that require high productivity and higher technology requirements. Key elements of the Company's marketing strategy include:

    - emphasizing product performance advantages such as in-line conveyorized material handling, ease-of-use, high throughput, high reliability, flexible, affordable service policies and upgrade paths and a more cost-effective solution;

    - expanding the Company's direct sales force in the United States, particularly on the west coast; and

    - increasing international sales through additional support of the Company's existing representative and distributor network, including joint seminars, sales calls and product showings and the addition of distributors in other parts of the world.

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

    The Company also plans to utilize the benefits of the Polaroid Agreement to address the customer's preference to purchase an integrated "front-end" system, which includes an AOI system, a CAM and a laser plotter. Customers prefer to buy these components from one supplier to ensure the compatibility of interfaces and the efficiency of the most sophisticated aspect in PCB manufacturing. Through the Polaroid Agreement, the Company gains access to critical advanced technology for its base business, inspection systems, as well as a license to sell Polaroid's proprietary Helios(TM) Film in the PCB artwork and phototool markets. Using these benefits, the Company is working to increase volume sales per customer and to establish new OEM agreements and strategic alliances with suppliers of CAM and automation equipment.

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

    The Company believes that its products enjoy significant technical advantages over those of its competition for the following reasons:

    - RELIABILITY AND LIMITED DOWN-TIME. The Company believes that its products enjoy significantly higher reliability and less down-time than those of its competition. These benefits can be attributed to the more advanced in-line design of the Company's products, which employ few moving parts, and are therefore less prone to equipment failures, and the availability of direct diagnostic links, via modem, whereby the Company's in-house service technicians can diagnose and troubleshoot the Company's products in the field directly from the Company's facilities.

    - VERSATILE PRODUCTS THAT CAN BE EASILY UPGRADED. The Company's products are designed to be significantly less prone to obsolescence than those of its competition. Unlike those of the Company's competition, the Company's products are designed to be more highly dependent upon software with a very modular hardware design that may be easily upgraded to add more features.

    - INCREASED ACCURACY AND HIGHER THROUGHPUT. The Company believes that its products, as a result of its unique in-line system with multiple stationary cameras, achieve a higher throughput at most levels of resolution, resulting in enhanced productivity and overall performance.

    - COMPLETE INTEGRATION OF DESIGN, INSPECTION AND REPAIR SYSTEMS. The Company's products together allow for the integrated implementation of a complete automated inspection system for real-time process control and yield improvement through inspection, evaluation and repair. When combined with the laser plotters and advanced Helios(TM) Film, the Company's product line has the added advantage of offering a complete integrated solution to the "front needs" of PCB manufacturers.

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

BACKLOG

    The Company's backlog for products and services was approximately $1.8 million at March 31, 1998 (of which $200,000 represented plotters), compared to approximately $1.5 at March 31, 1997. The Company defines backlog to include only those systems, accessories, upgrades and service agreements with respect to which firm purchase orders have been received. Cancellations of product purchase orders are sometimes subject to penalties, depending upon the time of cancellation. Although a significant indicator of business levels, backlog is not necessarily representative of future sales. The Company believes its backlog at March 31, 1998, except for the plotters which depend on the outcome of the Polaroid negotiations, will be recognized in revenue in the next six to twelve months.

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

    The Company's systems have a number of highly complex components. Although the Company manufactures some of the subassemblies used in its systems, most are purchased from unaffiliated subcontractors, typically to the Company's specifications. None of the Company's suppliers are obligated to provide the Company with any specific quantity of components or subassemblies over any specific period. Certain of the components and subassemblies included in the Company's products are obtained from a limited group of suppliers. In addition, because the Company believes that subsystem vendors have increased their manufacturing expertise, the Company expects to continue to obtain virtually all of its components and subassemblies from third parties in order to devote its resources toward systems design, software development and systems integration, its primary areas of competence.

    From March 1996 through December 1996, the Company utilized an agreement ("Purchasing Agreement") with Centennial Technologies, Inc. ("Centennial"), under which Centennial would purchase raw materials and certain components on its own account and sell them to the Company at the same price. During this time, the Company was able to obtain adequate and timely delivery of critical subassemblies and components through the Purchasing Agreement, although it experienced occasional delays. The Company did not make any purchases through Centennial after December 31, 1996, which significantly limited the Company's ability to purchase such materials. It experienced more significant delays after December 1996 because of payment terms that required cash in advance or cash on delivery. The Company was never a customer of Centennial products nor was Centennial ever a customer of the Company. (SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS")

    In November 1997, the Company received a major equity investment from Imprimus and is using some of these funds to purchase materials to restabilize its supply of raw materials. In addition, the Company has negotiated with its major suppliers to reestablish credit terms for the purchase of materials, components and subassemblies. No assurance can be given that the Company will be successful in its negotiations or that it will obtain favorable financing terms, if at all. Further, because the manufacture of these components and subassemblies is very complex and requires long lead times, and although alternative sources are available, such sources may not be readily available. As a result, no assurance can be given that delays or shortages caused by suppliers will not occur in the future. Any disruption of the Company's supply of critical components and subassemblies could prevent the Company from meeting its manufacturing schedules, which could damage relationships with customers and would have a material adverse effect on the Company's business, financial condition and results of operations.

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

GOVERNMENTAL REGULATIONS AND INDUSTRY STANDARDS

    The Company's products and worldwide operations are subject to numerous governmental regulations designed to protect the health and safety of operators of manufacturing equipment. In particular, the European Union ("EU") has recently issued regulations relating to electromagnetic fields, electrical power and human exposure to laser radiation. The Company believes that its products currently comply with all applicable material governmental health and safety regulations, including those of the EU, and with any voluntary industry standards currently in effect.

PATENTS AND PROPRIETARY INFORMATION

    The Company holds five United States patents, expiring between August 2003 and October 2005. The Company also holds two patents issued in Israel and England, expiring in June 2004.

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

EMPLOYEES

    As of March 31, 1998, the Company had 34 full-time employees and two part-time employees along with seven independent contractors, of which ten were in sales, marketing and service, eight were in engineering and product development, seven were in administration and finance, and 18 were in manufacturing.

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

ITEM 2.    DESCRIPTION OF PROPERTIES

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

ITEM 3.    LEGAL PROCEEDINGS

    The Company is currently involved in litigation with Polaroid. On August 5, 1997 (after the May 31, 1997 end of the contract year), Polaroid filed a complaint in Middlesex County (Massachusetts) Superior Court, in which Polaroid sought to declare the Company in default of its milestone obligations and to convert the arrangement to a non-exclusive relationship. The Company disputed this action and, when Polaroid refused to negotiate, a Superior Court judge entered a temporary restraining order prohibiting Polaroid from converting the agreement to a non-exclusive relationship. Polaroid subsequently sought to have the order overturned and the judge again found in favor of the Company, extending the temporary restraining order. This order was subsequently converted to a preliminary injunction. Polaroid has brought counterclaims, alleging breach of conflict and breach of the duty of good faith and fair dealing. The Company disputed those counterclaims and served a Motion to Dismiss causing Polaroid to amend its counterclaims. The Company has answered the amended counterclaims. Currently, the Company is in negotiations with Polaroid to resolve the dispute. The outcome cannot be predicted, although the Company believes the ultimate resolution of this dispute will not have a material adverse effect on the Company's results of operations and the Company believes that any adverse determination would not cause the Company to incur an obligation to pay significant funds to Polaroid. The Company is not involved in any other litigation of a material nature.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the OTC Bulletin Board. Until January 1997, the Company's Common Stock traded under the symbol ORBS. As part of its acquisition of Triple I Corporation, the Company completed an 18:1 reverse stock split and changed its trading symbol to INIM.

    As of June 23, 1998, the Company had 255 holders of record of its Common Stock. Management believes that there are approximately 500 beneficial owners of the Company's Common Stock.

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


                                                   HIGH BID     LOW BID
                                                   --------     -------
COMMON STOCK

Fiscal Year 1997

    First Quarter..............................    $2 13/16     $2 13/16
    Second Quarter                                 $2 13/16     $2 13/16
    Third Quarter                                  $2 13/16     $2 1/4
    Fourth Quarter.............................    $4 1/4       $2 3/4

Fiscal Year 1998

    First Quarter..............................    $3 1/4       $1 1/8
    Second Quarter                                 $1 3/8       $1 1/8
    Third Quarter..............................    $1 1/8       $   7/8
    Fourth Quarter ............................    $1           $   7/8

DIVIDENDS

    The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. It is expected that any earnings which may be generated from operations will be used to finance the growth of the Company.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

    Industrial Imaging Corporation designs, manufactures and markets automated optical, vision and industrial imaging systems for inspection and identification of defects in PCBs and laser plotters for creation of PCB artwork and photo tools. Members of the Company's management were pioneers in the field of automated optical inspection of PCBs. These individuals developed the Company's product line while working at Itek, now a part of Hughes Corporation, through close cooperation between Itek and DEC. The prototype and initial production models developed by Itek and DEC were later completed and marketed by AOI Systems, Inc., a predecessor to the Company's subsidiary, Triple I.

    The Company acquired Triple I as part of the Exchange, whereby the shareholders of Triple I received 90% ownership of the Company in exchange for 100% of Triple I's outstanding Common Stock (the "Exchange"). The Exchange was effective on February 1, 1997. Prior to the Exchange, Orbis had not had revenues from operations since 1992, and therefore, the impact of Orbis on the financial statements of Industrial Imaging Corporation is immaterial. The information provided below represents the financial information of Triple I for the year ended March 31, 1997 and includes Orbis for the period from the effective date of the Exchange of February 1, 1997 through March 31, 1997, and for the entire year ended March 31, 1998. Prior to the Exchange, Triple I had a September 30 year end. As part of the Exchange, Triple I adopted a March 31 year end, evidenced by the six-month period from September 30, 1995 to March 31, 1996, which includes financial information for Triple I only. Financial information for the year ended September 30, 1995, includes only Triple I.

    The following discussion and analysis should be read in conjunction with the Financial Statements of the Company (including the Notes thereto) commencing on page F-1 of this report.

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 1998 ("FISCAL 1998") COMPARED TO THE YEAR ENDED MARCH 31, 1997 ("FISCAL 1997")

    Revenues for Fiscal 1998 were $2,305,209, as compared to $1,823,576 for Fiscal 1997, an increase of $481,633. Product revenues were $1,896,524 in Fiscal 1998, as compared to $1,525,625 for Fiscal 1997. This increase was due primarily to an increase in the number of units sold, in particular, the sale of photo plotters in Fiscal 1998, as compared to no photo plotter sales in fiscal 1997. Service revenues were $408,685 in Fiscal 1998, as compared to $297,951 in Fiscal 1997. This increase was due mostly to increased levels of services performed. The Company's planned expansion may also significantly strain the Company's management, manufacturing, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support the Company's operations. Failure to manage the Company's growth properly could have a material adverse effect on the Company's future financial condition, revenues and operating results.

    Cost of revenues for Fiscal 1998 was $2,638,176, as compared to $1,609,987 for Fiscal 1997, an increase of $1,028,189, resulting from an increase in sales volume. Gross loss was $(332,967) in Fiscal 1998, as compared to gross profit of $213,589 in Fiscal 1997, due to increased materials costs, as well as an increase in manufacturing personnel and overhead costs as a result of expanding production to meet the anticipated increase in demand for the Company's products, an increase in warranty expense and a charge of $143,000 to write down inventory to net realizable value.

    Operating expenses are less sensitive to volume changes at this level of sales than cost of sales. Operating expenses for Fiscal 1998 were $1,933,916, as compared to $1,839,334 in Fiscal 1997, an increase of $94,582. Research and development expenses were $344,068 in Fiscal 1998, as compared to $440,207 in Fiscal 1997, a decrease of $96,139, which was primarily due to finalizing the contract with the Department of Energy relating to a contract with the Company to research optics, and recording of approximately $140,000 of cost reimbursements as an offset to and decrease of research and development expense in Fiscal 1998, and an increase in costs relating to increasing the engineering staff. Sales and marketing expenses were $545,097 in Fiscal 1998, as compared to $361,392 in Fiscal 1997, an increase of $183,705, due to increased commissions paid to outside sales representatives, the Company's attendance in more trade shows, advertising in trade journals, updating collateral materials, and increased travel costs for sales and marketing. General and administrative expenses were $1,044,751 in Fiscal 1998, as compared to $857,948 in Fiscal 1997, an increase of $186,803, primarily due to increased legal, accounting , printing, and filing costs relating to public company reporting, increased travel costs and a compensation charge of $125,000 relating to warrants exercised at a discount. In Fiscal 1997, the Company recorded $179,787 of merger expenses relating to the costs of the Exchange with Orbis (See Note R of the financial statements).

    Interest expenses were $171,841 in Fiscal 1998, as compared to $89,257 in Fiscal 1997, due to a significant increased use of factoring as well as recording of a full year of interest expense on promissory notes issued in February 1997 through the bridge financing. Other income (expense) was $5,170 in Fiscal 1998 and $(179,552) in Fiscal 1997. Other expenses in Fiscal 1997 were comprised of $171,297, which represented the expense recorded for the market value of shares granted in conjunction with the 1997 bridge financing.

    The net loss increased to $2,433,554 in Fiscal 1998, as compared to $1,894,554 in Fiscal 1997. This increase was primarily due to the aforementioned increase in sales and cost of sales, a decrease in gross margin, an increase in operating expenses, as well as an increase in other expenses explained above.

    Due to the uncertainty of realizing the tax benefits of net loss carryforwards, no provision for income tax benefit was made for either Fiscal 1998 or Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has incurred operating losses since inception that have continued through March 31, 1998. In addition, the financial statements of the Company for Fiscal 1998 were prepared on the assumption that the Company will continue as a going concern and do not include any adjustments that would result if the Company would cease as a going concern. The report of the independent accountants contain an explanatory paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern is that the Company has suffered recurring losses from operations, and has an accumulated deficit of $10,399,723 as of March 31, 1998. The auditors note that the Company's capital requirements may change depending upon numerous factors, including the demand for the Company's product. Management believes that the investment by Imprimus of $3 million in November 1997, along with anticipated future financings, will provide the additional capital funding that the Company needs to aggressively pursue market penetration. In view of the Company's current financial condition, the Company plans to continue to aggressively manage its working capital and expenses while pursuing product sales opportunities as well as strategic or other business relationships. In addition, the Company is currently seeking bank financing as well as additional equity investments. In the event the Company is unable to raise additional capital, it may be required to take additional steps which could include a merger or sale of the Company, or seeking protection under bankruptcy laws. (See Note B to the Financial Statements)

    The Company's operations to date have been funded by equity investments, borrowing from banks, investors and stockholders, factoring of accounts receivable, and to a limited extent, cash flow from operations. In addition, the Company raised $3 million of new equity in November, 1997. At March 31, 1998, the Company had cash of $671,195, and working capital of $464,085. During 1998 and 1997, cash used in operating activities was $2,474,234 and $1,376,031. Capital expenditures were $39,050 and $23,603 1998 and 1997.
 The Company has no outstanding material commitments for capital expenditures. During 1998, the Company received $3,086,749 from sales of Common Stock and warrant exercises. The Company raised $2,734,590 (net of issuance costs of $265,410) of private equity from Imprimus Investors. In addition, an investor exercised a warrant and purchased 100,014 shares of Common Stock for $100,014. Warrantholders exercised warrants and purchased 1,187,406 shares Common Stock at prices from $.25 to $.60 per share. Cash was received for $252,145, and a note receivable was issued from an officer of the Company in the amount of $125,000, and a noteholder canceled a promissory note due to the Company as payment. During 1997, the Company raised (i) $816,496 from private equity sales to affiliates and partially from the 1996 Private Placement and (ii) $635,230 (net) from the issuance of debt. The net increases in cash for Fiscal 1997 and 1998 were $52,092, and $609,092.

    The Company derives most of its annual revenues from a relatively small number of sales of products, systems and upgrades, with product prices ranging from $185,000 to $600,000 per system. As a result, accounts receivable are expected to fluctuate based on the number of systems sold in each period and the timing of the individual sales within each period. Moreover, any delay in the recognition of revenue for single products or a delay in shipment to customers, systems or upgrades would have a material adverse effect on the Company's results of operations for a given accounting period. In addition, some of the Company's net sales have been realized near the end of a quarter. Accordingly, a delay in a customer's acceptance or in a shipment scheduled to occur near the end of a particular quarter could materially adversely affect the Company's results of operations for that quarter. The accounts receivable balance decreased from $493,778 at March 31, 1997, to $214,450 at March 31, 1998 due to a sale in late 1997, for which the balance was collected in Fiscal 1998.

    Fluctuations in inventory will be caused by changes in production levels, timing of materials inflows, amount of sales and the timing of shipments to customers. Inventory was $1,995,194 and $1,877,979 as of March 31, 1998 and March 31, 1997, respectively. The increase in inventory of $117,215, or 6%, was primarily caused by a $550,319 increase in finished goods to facilitate meeting actual and anticipated orders, partially offset by a decrease in raw materials of $203,147.

    When the Company acquired the assets and product base of AOI Systems, Inc., the Company became responsible for $130,000 of indebtedness to certain creditors of AOI Systems, Inc. This indebtedness incurs interest at 8.0% per annum and became due and payable on January 30, 1995. The Company renegotiated the note in July 1994 to require interest only payments at a rate of 8.0%, due monthly. In 1998, The Company renegotiated the note, which was in default, to a new note with a 57 month amortization with payments increasing during each year. Unpaid interest was added to the new principal which amounts to $163,750. In addition, the Company issued warrants to purchase 40,937 shares of the Common Stock at $4.00 per share.

    In December 1992, the Company received $50,000 from a stockholder in return for a subordinated promissory note bearing an interest rate of 8.4% per annum, due on December 31, 1996. The note provides that the Company is in default if the amount due is not received within 90 days of the maturity date. Upon an event of default, the noteholder may, upon written notice to the Company, declare the note immediately due and payable. As of January 29, 1998, the note has not been repaid. The Company has not received any demand notices and plans to continue paying the quarterly interest payments as they become due. (SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS")

    From August 1993 through June 1995, various stockholders of the Company, including Dr. Harry Hsuan Yeh, Mr. Joseph Teves, the Massachusetts Technology Development Corporation (the "MTDC") and the Massachusetts Community Development Finance Corporation (the "CDFC"), loaned the Company an aggregate of approximately $1,200,000 to help fund operations. These loans were made pursuant to various promissory notes with various due dates through August 22, 1999. These notes provide for interest at per annum rates ranging from 8.4% to 10%. In February 1996, these noteholders agreed to convert the principal and interest due on the notes into 1,270,637 shares of the Common Stock, on the basis of one share of Common Stock for every one dollar of debt converted. Dr. Yeh and Mr. Teves did not convert all of their outstanding debt and each received a promissory note for $100,000 bearing an interest rates of 10% and 8.4% per annum, respectively, for the amounts due to them from the Company. The maturity date for the notes to Dr. Yeh and Mr. Teves was October 23, 1996. The notes provide that the Company is in default if the amount due is not paid within 90 days of the maturity date. Upon an event of default, the noteholder may, upon written notice to the Company, declare the note immediately due and payable. The Company has not received any demand notices from the noteholders. Dr. Yeh also forgave a $100,000 loan to the Company in return for a warrant to purchase 150,000 shares of Common Stock, exercisable until February 6, 1999 at $1.00 per share which was recorded as paid in capital on the balance sheet.

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

    In March 1996, the Company entered into the Purchasing Agreement, whereby Centennial would purchase raw materials and certain components on its own account and sell them to the Company at the same price. Payment for such purchases were due upon the receipt of final payment from customers for the products containing such materials purchased through Centennial. Originally, Centennial agreed to allow the Company to purchase up to a total of $750,000 worth of materials at any one time, which could be increased to $1,500,000. The Company paid a one-time non-refundable fee of $200,000 for this credit facility. The outstanding balance on this facility on December 31, 1996 was approximately $1,300,000. In May, 1997, the amount due to Centennial was satisfied through a cash payment of approximately $132,000 and a conversion of the remaining amount into 600,000 shares of the Company's Common Stock. The Company did not make any purchases through Centennial after December 31, 1996, which significantly limited the Company's ability to purchase such materials. The Company was never a customer of Centennial nor was Centennial ever a customer of the Company. As described below, the Company has received a major equity investment from Imprimus Investors and will use some of these funds to purchase materials. In addition, the Company has negotiated with most of its major suppliers to reestablish credit terms for the purchase of materials, components and subassemblies. (SEE "BUSINESS" AND "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS")

    In June 1996, MTDC purchased 200,000 shares of Common Stock at a price of $1.00 per share. In May 1996, Centennial loaned $200,000 to the Company in the form of a convertible note bearing an interest rate of 10% per annum, which automatically converted to 200,000 shares of Common Stock upon the purchase of stock by MTDC. Upon MTDC's purchase in June 1996, Centennial converted the note to shares of Common Stock on the same terms as the MTDC stock purchase and later purchased another 250,000 shares of Common Stock at $1.00 per share.

    In August 1996, Centennial loaned the Company $100,000 in return for a three-month promissory note for the amount borrowed, bearing a per annum interest rate equal to the prime rate plus 4%, and warrants to purchase 100,000 shares of Common Stock, exercisable for a period of five years from the date of issuance, at an exercise price of $1.00 per share. The warrants were exercised for the Company's Common Stock in January 1997 and the proceeds were used to pay the outstanding balance of the $100,000 promissory note.

    In November 1996, Centennial loaned Triple I $130,000 in return for a three-month promissory note for the amount borrowed, bearing an interest rate equal to the prime rate plus 4%, and warrants to purchase 130,000 shares of Common Stock exercisable for a period of five years from the date of issuance, at an exercise price of $1.00 per share. The warrants were exercised to purchase the Company's Common Stock in January 1997 and the proceeds were used to pay the outstanding balance of the $130,000 promissory note.

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

    In February 1997, the Company commenced the 1997 Bridge Financing and sold five units ("Units"), each Unit consisting of a $50,000 subordinated promissory note bearing an annual interest rate of 10% ("Bridge Notes") and 10,714 shares of Common Stock. Aggregate gross proceeds to the Company were $250,000 as of February 14, 1997. The Bridge Notes are payable two years after the date of the Bridge Notes and payment is accelerated in the event the Company raises a certain amount of equity financing.

    In November 1997, Imprimus executed a Securities Purchase Agreement to invest $3 million in the Company by purchasing three million shares of the Common Stock at $1.00 per share. In accordance with the agreement, the Company also issued warrants to purchase one million shares of Common Stock at $1.00 per share through November 12, 2002, and issued warrants to purchase one million shares of Common Stock at $2.00 per share through November 12, 2002. The investor was granted demand registration rights starting six months from the closing date for both the Common shares purchased and the warrants granted. In addition, the investor holds a seat on the board of directors. The agreement contains certain covenants which restrict future activities of the Company including, but not limited to, mergers or acquisitions, borrowings, issuance of securities, payment of dividends, granting a security interest in Company assets, and the purchase or sale of assets. The investment was funded and closing and issuance costs (including commissions) amounted to $265,410.

    In November, 1997, the Company offered a 50% discount of the exercise price to all warrantholders of Common Stock for a specified period of time, which has expired. Warrantholders exercised warrants to purchase 1,187,406 shares of Common Stock at prices from $.25 per share to $.60 per share. The Company received $252,145 in cash, received a promissory note from an officer of the Company for $125,000, interest and principal is payable in four years, and accrues interest at an rate of 8.5% per annum. The stock purchased is pledged as collateral against the note. In addition, a director of the Company cancelled a promissory note due from the Company for $100,000 in exchange for the exercise of warrants at a total exercise price of $98,480. The balance of the note payable plus accrued interest were paid to the noteholder in cash. The impact of these transactions resulted in the Company taking a charge of $125,000 in Fiscal 1998.

    The Company is currently seeking new debt capital with a number of potential sources. To fund operations in the future, the Company will rely on proceeds from the Imprimus equity investment, cash flow from anticipated sales and new capital. The Company's management believes that the funds provided by the equity investment, cash flow from anticipated future product sales, and anticipated debt capital will be sufficient to fund continuing operations through the end of fiscal 1998. There can be no assurance that the Company can attract additional capital at favorable rates, if at all.

INFLATION

To date, inflation has not had a material effect on the Company's business.

YEAR 2000 ISSUE DISCLOSURE

       The Company is evaluating the potential impact of the situation referred to as the "Year 2000 Issue." The Year 2000 Issue concerns the inability of computer software programs to properly recognize and process date sensitive information relating to the Year 2000. It is not anticipated that the Company will incur any negative significant impact as a result of this potential problem. Certain of the Company's systems are currently Year 2000 compliant. Other of the Company's applications , which utilize a two-digit century field, are expected to require little additional effort to be Year 2000 compliant.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

    In June 1997, the Financial Accounting Standard Boards (the "FASB") issued two new pronouncements. Results of operations and financial position will be unaffected by the implementation of these new standards..

    Statement of Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements.

    SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic area and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    Both of these standards are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Management does not expect implementation of these standards to materially affect future financial statements and disclosures.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Effective June 15, 1998, the Company retained as its new independent accountants, BDO Seidman, LLP, replacing its prior independent accountants, Coopers & Lybrand, LLP (now PriceWaterhouseCoopers L.L.P.)("Coopers & Lybrand"). Coopers & Lybrand's report on the financial statements for the two most recent fiscal years contained a modification as to a going concern uncertainty. No action on the decision to change accountants has been taken by the Board of Directors of the Company.

    During the last two fiscal years and the subsequent interim period preceeding such replacement, there were no disagreements between the Company and Coopers & Lybrand on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Coopers & Lybrand, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

    None of the "Reportable Events" described in Item 304(a)(1)(v) occurred with respect to the Company within the last two fiscal years and the subsequent interim period to the date of the change in accountants.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT.

      The Company intends to file a definitive Proxy Statement within 120 days of the completion of the Company's fiscal year ended March 31, 1998. The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 10 EXECUTIVE COMPENSATION

      The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference from the Proxy Statement.


                                       PART IV

ITEM 13a.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (i)The following exhibits are filed herewith:


    27                    Financial Data Schedule

    (ii)The following exhibits were filed on the Company's Form 10-K for the year ended March 31, 1997 as filed with the Commission and are herein incorporated by reference.

          EXHIBIT
        NO. TITLE
   (a)      EXHIBITS

    1          --         Not applicable.

    2          --         Agreement of Merger, dated December 9, 1996.

    3a         --         Certificate of Incorporation.

    3b         --         Bylaws, as amended.

    4          --         Sections of Bylaws and Certificate of Incorporation
                          defining the rights of security-holders (contained in Exhibits 3a and 3b).

    5          --         Not applicable.

    6          --         Not applicable.

    7          --         Not applicable.

    8          --         Not applicable.

    9          --         Not applicable.

  **10a        --         License and Collaboration Agreement dated November
                          1992 between the Company and Polaroid Corporation, with amendments.

    10b        --         Purchase agreement dated March 31, 1996 between the
                          Company and Centennial Technologies, Inc., and the termination thereof.

    10c        --         1996 Stock Option Plan.

    10d        --         Employment Agreement with Juan J. Amodei, Ph.D.

    10e        --         Lease Agreement between the Company and John Hancock
                          Mutual Life Insurance Company, dated October 31, 1995, as amended.

    10f        --         Form of the Shareholder Exchange Agreement by and
                          between Orbis, Inc., Triple I Corporation, and the
                          Shareholders of Triple I Corporation.

    10g        --         Form of Subscription Agreement between the Company and
                          investors in the 1997 Bridge Financing.

    10h        --         Form of Subscription Agreement between the Company and
                          Dr. Harry Hsuan Yeh.

    10i        --         Form of Subscription Agreement between the Company and
                          investors in the 1996 Private Placement.

    10j        --         Securities Purchase Agreement between the Company and
                          Imprimus Investors LLC, dated November 12, 1997

    10k Form of Class A and Class B Warrants issued by the Company to Imprimus Investors LLC

    10l Registration Rights Agreement between the Company and Imprimus Investors LLC, dated November 12, 1997

    11         --         Not applicable.

    12         --         Not applicable.

    13         --         Not applicable.

    14         --         Not applicable.

    15         --         Not applicable.

    16         --         Not applicable.

    18         --         Not applicable.

    21         --         Subsidiaries of the Company

    23         --         Not applicable.

    24         --         Not applicable.

    25         --         Not applicable.

    26         --         Not applicable.

    27         --         Financial Data Schedule


ITEM 13b EXHIBITS AND REPORTS ON FORM 8-K

      Form 8-K filed February 15, 1998 reporting resignation of Coopers & Lybrand L.L.P.

      Form 8-K filed June 29, 1998 reporting appointment of BDO Seidman, L.L.P.



** Certain information is withheld and being filed separately with the Commission pursuant to a request for confidential treatment.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INDUSTRIAL IMAGING CORPORATION

    Date: July 17, 1998      By:  /s/ Juan J. Amodei
                                  -------------------------------------------
                                      Juan J. Amodei, Ph.D.
                                      President and Chief Executive Officer

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



        NAME                                       CAPACITY                                       DATE
        ----                                       --------                                       ----
/s/ Juan J. Amodei
----------------------      President, Chief Executive Officer, and Chairman of the Board of   July 17, 1998
Juan J. Amodei, Ph.D.       Directors (Principal Executive Officer)

/s/ Bryan M. Gleason
----------------------      Chief Financial Officer, Vice President and Treasurer              July 17, 1998
Bryan M. Gleason            (Principal Financial and Principal Accounting Officer)

/s/ Joseph Bordogna
----------------------      Director                                                           July 17, 1998
Joseph Bordogna, Ph.D.

/s/ Joseph A. Teves
----------------------      Director                                                           June 17, 1998
Joseph A. Teves

/s/ Charles G. Broming
----------------------      Director                                                           July 17, 1998
Charles G. Broming

/s/ Shaiy Pilpel
----------------------      Director                                                           July 17, 1998
Shaiy Pilpel

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Shareholders of
     Industrial Imaging Corporation and subsidiary:

         We have audited the accompanying consolidated balance sheet of Industrial Imaging Corporation and subsidiary as of March 31, 1998 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Imaging Corporation and subsidiary at March 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has been unable to pay certain debt obligations as they become due. This situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       BDO Seidman, LLP

Boston, Massachusetts
June 24, 1998

REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareholders of
     Industrial Imaging Corporation:

         We have audited the accompanying balance sheet of Industrial Imaging Corporation as of and March 31, 1997 and the related statement of operations and shareholders' equity (deficit) and cash flows for the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Imaging Corporation at March 31, 1997, and the results of its operations and its cash flows for the year ended March 31, 1997, in conformity with generally accepted accounting principles.

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



                                             Coopers & Lybrand LLP


Boston, Massachusetts
January 16, 1998

                         INDUSTRIAL IMAGING CORPORATION
                                 BALANCE SHEETS


                                                                                                 March 31,        March 31,
                                                                                                   1998             1997
                                                                                               ------------     ------------
                                     ASSETS
Current assets:
    Cash ...................................................................................   $    671,195     $     62,103
    Accounts receivable, net of allowance for doubtful accounts of $31,000 (Notes C and
      D) ...................................................................................        214,450          493,778
    Inventories (Notes C and E) ............................................................      1,995,194        1,877,979
    Prepaid expenses .......................................................................         75,282           53,398
                                                                                               ------------     ------------
      Total current assets .................................................................      2,956,121        2,487,258
Property and equipment, net (Notes C and F) ................................................         59,150           34,256
Patents, net (Notes C and G) ...............................................................             --           61,979
Other assets ...............................................................................          7,600           10,786
                                                                                               ------------     ------------
      Total assets .........................................................................   $  3,022,871     $  2,594,279
                                                                                               ============     ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Notes payable (Notes J and K) ..........................................................   $    715,334     $    480,404
    Accounts payable .......................................................................        599,785        2,497,890
    Deferred revenue (Notes C and H) .......................................................        342,705          242,938
    Accrued expenses (Note I) ..............................................................        834,212          957,953
                                                                                               ------------     ------------
      Total current liabilities ............................................................      2,492,036        4,179,185
Notes payable - long-term portion (Notes J and K) ..........................................        152,217          450,000
                                                                                               ------------     ------------
      Total liabilities ....................................................................      2,644,253        4,629,185
Commitments and contingencies (Notes H and N)
Shareholders' equity (deficit) (Notes J, K, L, and O):
    Common stock, par value $.01 per share, authorized 20,000,000 shares,
      10,890,201 shares and 5,867,498 shares issued and outstanding at March 31,
      1998, and March 31, 1997, respectively ...............................................        108,902           58,675
    Series A Preferred Stock, par value $.01 per share, authorized 1,000,000 shares, 0
      shares issued and outstanding at March 31, 1998 and 1997                                           --               --
    Series B Preferred Stock, par value $.01 per share, authorized 300,000 shares, 0 shares
      issued and outstanding at March 31, 1998 and 1997                                                  --               --
    Additional paid-in capital .............................................................     10,794,439        5,872,588
    Accumulated deficit ....................................................................    (10,399,723)      (7,966,169)
                                                                                               ------------     ------------
                                                                                                    503,618       (2,034,906)
     Note receivable (Note L) ..............................................................       (125,000)              --
                                                                                               ------------     ------------
Total shareholders' equity (deficit) .......................................................        378,618       (2,034,906)
                                                                                               ------------     ------------
        Total liabilities and shareholders' equity (deficit)................................   $  3,022,871     $  2,594,279
                                                                                               ============     ============


    The accompanying notes are an integral part of the financial statements.

                         INDUSTRIAL IMAGING CORPORATION

                            STATEMENTS OF OPERATIONS


                                                         YEAR            YEAR
                                                        ENDED           ENDED
                                                   MARCH 31, 1998  MARCH 31, 1997
                                                   --------------  --------------
Revenues (Notes C and P):
    Product ....................................    $ 1,896,524     $ 1,525,625
    Service ....................................        408,685         297,951
                                                    -----------     -----------
                                                      2,305,209       1,823,576
                                                    -----------     -----------
Cost of revenues:
    Product ....................................      2,239,678       1,341,919
    Service ....................................        398,498         268,068
                                                    -----------     -----------
                                                      2,638,176       1,609,987
                                                    -----------     -----------
Gross profit (loss) ............................       (332,967)        213,589
                                                    -----------     -----------

Operating expenses:
    Research and development (Notes C and H) ...        344,068         440,207
    Sales and marketing ........................        545,097         361,392
    General and administrative (Note H) ........      1,044,751         857,948
    Merger expenses (Note R) ...................             --         179,787
                                                    -----------     -----------
        Total operating expenses ...............      1,933,916       1,839,334
                                                    -----------     -----------
Loss from operations ...........................     (2,266,883)     (1,625,745)

Other expense:
    Interest expense (Notes D and J) ...........       (171,841)        (89,257)
    Other, net (Note Q) ........................          5,170        (179,552)
                                                    -----------     -----------
        Other expense, net .....................       (166,671)       (268,809)
        Loss before income taxes ...............     (2,433,554)     (1,894,554)
Provision for income taxes (Notes C and M) .....             --              --
                                                    -----------     -----------

Net loss .......................................    $(2,433,554)    $(1,894,554)
                                                    ===========     ===========



Net loss per common share -- Basic
  and Diluted (Note K) .........................    $      (.30)    $      (.42)
                                                    ===========     ===========


Weighted average common shares outstanding .....      8,090,583       4,486,562
                                                    ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                         INDUSTRIAL IMAGING CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                   YEAR              YEAR
                                                                  ENDED             ENDED
                                                              MARCH 31, 1998    MARCH 31, 1997
                                                              --------------    --------------
Cash flows from operating activities:
    Net loss ............................................      $(2,433,554)      $(1,894,554)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation ....................................           14,156            22,217
        Compensation relating to stock options and
          warrants.......................................          125,000            26,400
        Shares issued in conjunction with bridge loan ...               --           171,297
        Amortization ....................................           61,979           106,250
        Changes in assets and liabilities:
        Accounts receivable .............................          279,328          (401,192)
        Inventories .....................................         (117,215)       (1,195,093)
        Prepaid expenses ................................          (21,884)          (31,322)
        Other assets ....................................            3,186                --
        Accounts payable ................................         (361,256)        2,216,796
        Deferred revenue ................................           99,767          (424,449)
        Accrued expenses ................................         (123,741)           27,619
                                                               -----------       -----------
        Net cash used in operating activities ...........       (2,474,234)       (1,376,031)
                                                               -----------       -----------
Cash flows from investing activities:
    Capital expenditures ................................          (39,050)          (23,603)
                                                               -----------       -----------
    Net cash used in investing activities ...............          (39,050)          (23,603)
                                                               -----------       -----------
Cash flows from financing activities:
    Proceeds from issuance of nonconvertible debt .......          110,521           719,000
    Principal payments on nonconvertible debt ...........          (74,894)         (283,770)
    Proceeds from issuance of convertible debt ..........               --           200,000
    Proceeds from issuance of stock (net) ...............        3,086,749           816,496
                                                               -----------       -----------
      Net cash provided from financing activities .......        3,122,376         1,451,726
                                                               -----------       -----------
      Net increase in cash ..............................          609,092            52,092
Cash, beginning of year .................................           62,103            10,011
                                                               -----------       -----------
Cash, end of year .......................................      $   671,195       $    62,103
                                                               ===========       ===========
Supplemental cash flows information:
    Cash paid during the year for interest ..............      $   111,132       $    45,092
Noncash items:
    Debt and accrued interest converted to equity .......        1,536,848           200,000

    Note issued for warrant exercise ...................           125,000

    Cancellation of note payable for warrant exercise ..            98,481

       The accompanying notes are an integral part of the financial statements

                         INDUSTRIAL IMAGING CORPORATION

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                      Series A Convertible
                                                         Preferred Stock        Common Stock
                                                      --------------------  --------------------
                                                                                                   Additional
                                                                                                    Paid-In      Accumulated
                                                        Shares    Amount      Shares     Amount     Capital        Deficit
                                                        ------    -------   ----------  --------  -----------   ------------
Balance at March 31, 1996 ........................      633,200   $ 6,332    3,537,037  $ 35,370  $ 4,675,368   $ (6,071,615)
Issuance of common stock for cash, net of issuance
  costs of $32,964 ...............................                             830,000     8,300      788,736
Exercise of warrants for cash ....................                             230,000     2,300      227,700
Shares issued in conjunction with bridge loans ...                             112,370     1,124      170,173
Compensation expense relating to stock options ...                                                     26,400
Recapitalization of Orbis, Inc. ..................                             524,891     5,249      (15,789)
Conversion of preferred shares to common stock ...     (633,200)   (6,332)     633,200     6,332
Net loss .........................................                                                                (1,894,554)
                                                       --------   -------   ----------  --------  -----------   ------------
Balance at March 31, 1997 ........................           --        --    5,867,498    58,675    5,872,588     (7,966,169)

Issuance of common stock for cash, net of issuance
  costs of $265,410 ..............................                           3,000,000    30,000    2,704,590
Exercise of warrants .............................                           1,287,420    12,874      562,766
Compensation expense relating to Warrants ........                                                    125,000
Issuance of common stock for debt  conversions ...                             735,283     7,353    1,529,495
Net loss .........................................                                                                (2,433,554)
                                                       --------   -------   ----------  --------  -----------   ------------
Balance at March 31, 1998 ........................           --   $    --   10,890,201  $108,902  $10,794,439   $(10,399,723)
                                                       ========   =======   ==========  ========  ===========   ============

                                                                        Total
                                                                    Shareholders'
                                                           Note        Equity
                                                        Receivable    (deficit)
                                                        ----------  -------------
Balance at March 31, 1996 ........................                  $(1,354,545)
Issuance of common stock for cash, net of issuance
  costs of $32,964 ...............................                      797,036
Exercise of warrants for cash ....................                      230,000
Shares issued in conjunction with bridge loans ...                      171,297
Compensation expense relating to stock options ...                       26,400
Recapitalization of Orbis, Inc. ..................                      (10,540)
Conversion of preferred shares to common stock ...                           --
Net loss .........................................                   (1,894,554)
                                                        ---------   -----------
Balance at March 31, 1997 ........................             --    (2,034,906)

Issuance of common stock for cash, net of issuance
  costs of $265,410 ..............................                    2,734,590
Exercise of warrants .............................       (125,000)      450,640
Compensation expense relating to Warrants ........                      125,000
Issuance of common stock for debt  conversions ...                    1,536,848
Net loss .........................................                   (2,433,554)
                                                        ---------   -----------
Balance at March 31, 1998 ........................      $(125,000)  $   378,618
                                                        =========   ===========


     The accompanying notes are an integral part of the financial statements

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

     Exchange

         On November 16, 1995, the Board of Directors of the Company approved a transaction with Orbis, Inc. ("Orbis"), a publicly held corporation, whose only activity had been expenses during the fiscal year relating to filing fees and minimal overhead costs. Orbis had no significant revenue for the last four fiscal years prior to the merger. On December 5, 1996, the Orbis shareholders approved the transaction between Triple I and Orbis, whereby the shareholders of Triple I exchanged 100% of the outstanding Common Stock of Triple I for 90% of the outstanding common stock of Orbis (the "Exchange"). On February 1, 1997, the Exchange was completed as the Company obtained approval from 100% of its shareholders. The Exchange was accounted for as a capital stock transaction and treated as a recapitalization of Triple I with Triple I as the acquiror (reverse acquisition). The costs of the Exchange were charged to other expense and no goodwill was recorded.

         In connection with the Exchange, Orbis reincorporated from a Rhode Island corporation to a Delaware corporation and changed its name to Industrial Imaging Corporation via a merger of Orbis into Industrial Imaging Corporation. As a result, Triple I became a wholly owned subsidiary of Industrial Imaging Corporation.


B.   MANAGEMENT'S FINANCING AND CAPITAL FORMATION PLANS

         Since its inception, the Company has suffered recurring losses from operations and has been unable to pay certain debt obligations. The remedies available to the debt holders include immediate demand of payment and foreclosure. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The ultimate success of the Company is dependent upon its

                         INDUSTRIAL IMAGING CORPORATION
ability to continue to raise financing and significantly increase contract revenue or product sales. However, the Company's capital requirements may change depending upon numerous factors, including the demand for the Company's product. In November, 1997, the Company raised $3 million in a private equity transaction. Management believes that additional capital will be required to aggressively pursue market penetration. In view of the Company's current financial condition, the Company plans to continue to aggressively manage its working capital and expenses while pursuing product sales opportunities as well as strategic or other business relationships and pursuing additional capital.

C.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

                         INDUSTRIAL IMAGING CORPORATION

     Income taxes

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities using the current statutory tax rates. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     Net Loss Per Common Share

     In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of both basic and diluted earnings per share and replaces the previously required standards for computing and presenting earnings per share. Earnings per share amounts for all periods have been presented to conform to the requirements of SFAS 128. The adoption of SFAS 128 had no effect on the Company's financial statements.

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

     New Accounting Standards Not Yet Adopted

         In June 1997, the Financial Accounting Standard Boards issued two new pronouncements. Results of operations and financial position will be unaffected by the implementation of these new standards.

         Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No.

                         INDUSTRIAL IMAGING CORPORATION

130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements.

         SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic area and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         Both of these standards are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. Management does not expect implementation of these standards to materially affect the future financial statements and disclosures.

     Concentrations of Credit Risk

     A significant portion of the Company's sales are to customers whose principal activities relate to the printed circuit board industry, including a heavy concentration of sales to customers in foreign countries. (See note P). Although the Company generally requires advance deposits or letters of credit from customers, the Company sometimes extends credit to its foreign customers and collection may be more difficult in the event of a default.

D.   ACCOUNTS RECEIVABLE

         In the normal course of business, the Company extends credit terms on a customer-by-customer basis based on its evaluation of collectibility exposure. Management's estimates of losses in this area are recorded through an evaluation of the adequacy of the allowance for doubtful accounts. The risk of loss from any concentrations of credit risk with respect to trade receivables is mitigated by management's evaluation, the policy of securing larger dollar sales with substantial deposits at order and ship dates, and the incentive for customers to maintain their credit standing in order to receive ongoing technical service.

         During the year ended March 31, 1998 and March 31, 1997, accounts receivable in the amounts of $1,174,763 and $347,500, respectively, were factored, without recourse, to a related party. Specific invoices were sold under individual purchase and sale agreements. The Company receives a portion of the value of a receivable at the date of the sale. Subsequent receipts of sold receivables are forwarded in full to the factor. Interest is calculated at Prime + 4% over the time the money owed the

                         INDUSTRIAL IMAGING CORPORATION
factor is outstanding. The transaction is completed when the Company receives the remaining balance of the receivable, net of interest charges, from the factor. Interest on these contracts totaled $72,967 and $21,257 during the year ended March 31, 1998 and 1997, respectively.

E.   INVENTORIES

     Inventories consist of the following:


                                                 MARCH 31,             MARCH 31,
                                                   1998                  1997
                                                ----------            ----------
Raw materials ......................            $  746,748            $  949,895
Work in process ....................               366,320               596,277
Finished goods .....................               882,126               331,807
                                                ----------            ----------
                                                $1,995,194            $1,877,979
                                                ==========            ==========

F.   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                           MARCH 31,    MARCH 31,
                                                             1998         1997
                                                           --------     --------
Machinery and equipment ..............................     $ 55,613     $ 55,613
Computer equipment, including $10,001 in capital
   leases in 1998 and 1997 respectively ..............       78,785       61,837
Computer software ....................................       17,136       14,949
Furniture and fixtures ...............................       44,752       24,837
                                                           --------     --------
                                                            196,286      157,236
Less: accumulated depreciation and amortization ......      137,136      122,980
                                                           --------     --------
                                                           $ 59,150     $ 34,256
                                                           ========     ========

         Depreciation expense for the years ended March 31, 1998 and 1997, was $14,156 and $22,217, respectively.

G.   INTANGIBLE ASSETS

         The Company holds several patents that were purchased. These patents are stated at the acquisition cost of $531,250 and are amortized using the straight-line method over 5 years. Amortization expense was $61,979 and $106,250 for the years ended March 31, 1998 and 1997, respectively.

                         INDUSTRIAL IMAGING CORPORATION

H. COMMITMENTS AND CONTINGENCIES

         The Company is obligated under a lease agreement for an office and manufacturing facility in Lowell, Massachusetts, expiring on November 30, 1998.

         Under the terms of the lease, the Company must pay base rent of $9,970 per month plus the Company's pro rata share of certain costs paid by the landlord. Total rent expense was $131,051 and $133,639 for the years ended March 31, 1998 and 1997, respectively.

    The amount of future minimum lease payments under the operating lease is as follows:


           1999..........................................   $79,760
                                                            -------
           Total minimum lease payments..................   $79,760
                                                            =======

         On August 1, 1994 the Company entered into a cooperative agreement with the U.S. Department of Energy ("DOE") to research optics. As of March 31, 1998, the Company had incurred $462,000 in project expenses and had received $462,000 in matching funds from the DOE which have been recorded as cost reimbursement against research and development expense to the extent of costs incurred, and has fulfilled its responsibilities under the contract.

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

         In March 1996, the Company entered into a purchase agreement with Centennial Technologies, Inc. ("Centennial") whereby Centennial had agreed to purchase components and materials up to $3 million on behalf of the Company and resell them to the Company. The Company has agreed to pay Centennial upon full payment from the Company's customers as systems are sold. The agreement was

                         INDUSTRIAL IMAGING CORPORATION
effective until June 30, 1997 and required that purchases must be specifically authorized by Centennial. As of March 31, 1996, Centennial had authorized purchases for the first $750,000. In May 1997, the Company and Centennial agreed to terminate the purchase agreement. The Company liquidated amounts owed to Centennial under the agreement by paying approximately $132,000 in cash and agreeing to issue 600,000 shares of common stock to payoff the remaining balance of approximately $1.2 million.

I.   ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                        MARCH 31,       MARCH 31,
                                                          1998            1997
                                                        --------        --------
Accrued vacation ...............................        $ 89,866        $106,343
Accrued professional fees ......................         110,886         131,546
Accrued payroll and related expenses ...........         263,109         356,890
Accrued warranty ...............................         157,398         115,885
Accrued interest and other .....................         212,953         247,289
                                                        --------        --------
                                                        $834,212        $957,953
                                                        ========        ========

J.   DEBT

     The following is a summary of the Company's debt obligations:


                                                                                            MARCH 31,   MARCH 31,
                                                                                              1998        1997
                                                                                            --------    --------
Collateralized demand note with assignee for the benefit of creditors for the former AOI Systems, Inc., due January 30, 1995. The note was renegotiated in August 1997 to a five year payment schedule including interest at a
     rate of 8.0% ......................................................................    $163,750    $130,000
Uncollateralized subordinated note with a related party, principal due December 31,
     1996, interest rate of 8.4%, interest only payments due quarterly .................      50,000      50,000
Uncollateralized note with a related party, principal due October 23, 1996, interest
     rate of 10% payable at maturity ...................................................       1,520     100,000
Uncollateralized note with a related party, principal due October 23, 1996, interest
     rate of 8.4% payable at maturity ..................................................     100,000     100,000
Uncollateralized note with a related party, principal due June 6, 1996, interest rate of
     10% payable at maturity ...........................................................      15,000      15,000
Uncollateralized note with a related party, principal due June 6, 1996, interest rate of
     10% payable at maturity ...........................................................      15,000      15,000
Uncollateralized note with a related party, principal due June 6, 1996, interest rate of
     10% payable at maturity ...........................................................       5,000       5,000
Uncollateralized note with a related party, principal due June 6, 1996, interest rate of
     10% payable at maturity ...........................................................      50,000      50,000
Uncollateralized note with a related party, principal due January 15, 1999, interest
     rate of 10% payable at maturity ...................................................     150,000     150,000
Uncollateralized note with a related party, principal due January 21, 1999, interest
     rate of 10% payable at maturity....................................................      50,000      50,000

                         INDUSTRIAL IMAGING CORPORATION

Uncollateralized note with a related party, principal due February 6, 1999, interest
     rate of 10% payable at maturity ................................................      50,000      50,000
Uncollateralized note with a related party, principal due February 6, 1999, interest
     rate of 10% payable at maturity ................................................      50,000      50,000
Uncollateralized note with a related party, principal due February 6, 1999, interest
     rate of 10% payable at maturity ................................................      50,000      50,000
Uncollateralized note with a related party, principal due February 6, 1999, interest
     rate of 10% payable at maturity ................................................      25,000      25,000
Uncollateralized note with a related party, principal due February 6, 1999, interest
     rate of 10% payable at maturity ................................................      25,000      25,000
Uncollateralized note with a related party, principal due February 11, 1999, interest
     rate of 10% payable at maturity ................................................      50,000      50,000
Uncollateralized note, principal due in  monthly payments of $6,836 plus interest at
     8.4% ...........................................................................      17,281      13,866
Capital lease obligations ...........................................................                   1,538
                                                                                         --------    --------
                                                                                          867,551     930,404
Less amounts due within one year ....................................................     715,334     480,404
                                                                                         --------    --------
                                                                                         $152,217    $450,000
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

         In May, 1996, the Company issued a note to a related party for $200,000, bearing interest of 10% per annum, due May, 1997. In June 1996, the related party converted this $200,000 unpaid debt into 200,000 shares of common stock, and purchased 250,000 shares of common stock at $1.00 per share. In August 1996, the Company issued a note to a related party for $100,000 bearing interest of 12.25% per annum, due September, 1996. This note was repaid in January, 1997 plus accrued interest. In November 1996, the Company issued a note to a related party for $130,000 bearing interest of 12.25% per annum, due 90 days from the date of issuance. This note was repaid in January, 1996 plus accrued interest. In December 1996, the Company issued a note to a related party for $150,000 due in December 1999, bearing interest of 10% per annum.

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

                         INDUSTRIAL IMAGING CORPORATION

Company issued 14,700 shares of common stock to the noteholder in conjunction with this transaction. The common stock was recorded in equity at $1.00 per share or a total of $14,700 which the Company deemed to be fair market value with the offset to other expense.

         In January 1997, the Company through Schneider Securities, Inc. (the "Placement Agent"), commenced the 1997 bridge financing through the sale of 5 units, each of which consists of a $50,000 subordinated promissory note bearing interest at an annual rate of 10% and 10,714 shares of the Company's common stock. The promissory notes are due two years after issue and payment is accelerated in the event the Company raises a certain amount of equity financing. In February, 1997, the Company raised $250,000 through the sale of 5 units and issued 53,570 shares of common stock. The common stock was recorded in equity at $2.10 per share or a total of $112,497 which the Company deemed to be fair market value, based upon the recent exchange, with the offset to other expense.

         In August 1997, the Company renegotiated a collateralized demand note payable, which was in default, to a new note with a fifty seven month amortization including interest at 8% per annum. Unpaid interest was added to the new principal which amounts to $163,750. The payments consist of twelve payments of $1091, twelve payments of $2,500, twelve payments of $5,000, twelve payments of $6,000, eight payments of $3,527, and one payment of $2,184. The Company also issued warrants to purchase 41,000 shares of the Company's common stock at $4.00 per share through June 30, 2002. At the date of the issuance, the value of the warrants was not material.

         In November, 1997, the Company offered a 50% discount of the exercise price to all warrantholders of the Company's common stock for a specified period of time. A director of the Company canceled a promissory note due from the Company for $100,000 in exchange for the exercise of warrants at a total exercise price of $98,480. The balance of the note payable plus accrued interest will be paid to the note holder in cash.

         The above debt instruments contain numerous covenants and remedies upon default including immediate demand of payment and foreclosure. As of March 31, 1998, the Company had not repaid various borrowings that had become due and therefore is in default. In addition, the collateralized note is secured by all assets of the Company.

K.   SHAREHOLDERS' EQUITY

         Through Schneider Securities, Inc. (the "Placement Agent"), the Company raised $559,210 (net of issuance costs of $140,790) from February 1996 through March 1996. In April 1996, the Company raised $147,036 (net of issuance costs of $32,964) for the Private Placement (the "Private Placement"). The Company also issued warrants as part of the Private Placement, which were issued with an exercise price equal to the price of the common stock issued during the Private Placement. In accordance with the Private Placement, the Company issued to the Placement Agent warrants for the purchase of 88,000 shares of common stock exercisable on April 27, 1997 at an exercise price of $1.20 per share. In November 1997, 69,229 of these warrants were exercised at a discount. In addition, the Company issued warrants to purchase 44,000 shares of the Company's common stock

                         INDUSTRIAL IMAGING CORPORATION
at an exercise price of $1.20 per share, to legal counsel in conjunction with the Private Placement. The Company accounts for the warrants at fair value. At the date of issuance, the value of the warrants was not material.

         In June 1996, a related party purchased 200,000 shares of common stock at $1.00 per share. In January 1997, a shareholder exercised warrants to purchase 230,000 shares of common stock at $1.00 per share.

         As of March 31, 1998, the Company had not repaid various borrowings that had become due and therefore was in default. In February 1996, the Company and various debt holders entered into an agreement to convert $1,270,637 of unpaid debt and interest into 1,270,637 shares of the Company's common stock. In addition, one debt holder agreed to exchange $100,000 of debt for warrants to purchase 150,000 shares of the Company's common stock at $1.00 per share through February 6, 1999.

         The Company has 10,890,201 and 5,867,498 shares of voting common stock issued and outstanding at March 31, 1998 and March 31, 1997, respectively. Holders of common stock are entitled to receive dividends only when declared by, and at the discretion of, the Board of Directors. An aggregate of 800,000 shares of voting common stock are reserved as follows: 200,000 shares for options under the 1992 Stock option plan; and 600,000 share for options under the 1995 Stock option plan.

         The Company has authorized 1,300,000 shares of preferred stock, with a par value of $.01 per share. At March 31, 1998 and March 31, 1997, no shares were issued and outstanding. In February, 1997, 633,200 preferred shares were converted to common shares on a one for one basis.

         In November, 1997, an outside investor executed a Securities purchase agreement to invest $3 million in the Company by purchasing 3,000,000 shares of the Company's common stock at $1.00 per share. In accordance with the agreement, the Company also issued warrants to purchase 1,000,000 shares of common stock at $1.00 per share through November 12, 2002, and issued warrants to purchase 1,000,000 shares of common stock at $2.00 per share through November 12, 2002. The investor was granted demand registration rights starting six months from the closing date for both the common shares purchased and the warrants granted. In addition, the investor will hold a seat on the board of directors. The agreement contains certain covenants which restrict future activities of the Company including mergers or acquisitions, borrowings, issuance of securities, payment of dividends, granting a security interest in Company assets, and the purchase or sale of assets. The investment has been funded and closing and issuance costs (including commissions) amounted to approximately $265,000.

         During the year ended March 31, 1998, the Company entered into various agreements resulting in the issuance of 735,283 shares of common stock in exchange for the release of amounts owed to various vendors amounting to $1,536,848.

     EARNINGS PER SHARE

         In the last quarter of fiscal 1998, the Company adopted Statement of Financial Accounting standards No. 128, "Earnings per Share", which requires the presentation for both basic and diluted earnings per share on the face of the Statements of Operations and the restatement of all prior periods earnings per share amounts. Assumed exercise of options and warrants are not included in the

                         INDUSTRIAL IMAGING CORPORATION
calculation of diluted earnings per share since the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

         The following table summarizes securities that were outstanding as of March 31, 1998 and 1997 but not included in the calculation of diluted net loss per share because such shares are antidilutive:


                                          March 31
                               ------------------------------
                                     1998           1997
                                     ----           ----
Warrants                            4,095,919      3,342,402
Stock Options                         562,500        477,000


L.   STOCK WARRANTS

         The Company has issued stock warrants as part of certain debt and equity transactions and accounts for warrants when issued at fair value. At date of issuance the value of these warrants was not material. The following summarizes the warrant issuances for the three classes of stock authorized by the Company.

     Common Stock Warrants

         Numerous warrants listed below provided antidilution provisions. The number of shares and/or the share prices have been adjusted to reflect the effect of the events triggering the antidilution provisions. In December 1993 the Company issued to an officer, who personally guaranteed corporate indebtedness, warrants to purchase 500,000 shares of common stock at $.50 per share through December 22, 1998. These warrants were exercised at a discount in November 1997. Also in December 1993, the Company issued in connection with debt, warrants to purchase 20,000 shares of common stock at $.20 per share through December 22, 2003. In August 1994 the Company issued to several directors and stockholders, warrants to purchase 200,000 and 249,551 shares of common stock at $1.00 per share, respectively through August 22, 2004 and August 22, 2002, respectively. In November 1997, 256,199 of these warrants were exercised at a discount. In October 1994, the Company issued in connection with debt, warrants to purchase 99,986 shares of common stock at $1.00 per share through October 5, 2002. In November 1997, 44,989 of these warrants were exercised at a discount. In December 1994, in connection with certain equity financing, the Company issued warrants to purchase 100,014 shares of common stock at $1.00 per share through December 15, 2002. In June 1995, the Company issued in connection with debt, warrants to purchase 282,023 shares of common stock at $1.00 per share through April 6, 2003. In May 1997, 100,014 of these warrants were exercised. In November 1997, 71,989 of these warrants were exercised at a discount.

         In October 1995, in connection with debt, the Company issued warrants to purchase 250,000 shares of common stock at $1.00 per share through October, 1998. In November 1997, 95,000 of these warrants were exercised at a discount. The Company, in February 1996, also issued warrants to

                         INDUSTRIAL IMAGING CORPORATION
purchase 150,000 shares of common stock at $1.00 per share through February 1999, in conjunction with the debt conversion and forgiveness of debt. In November 1997, these warrants were exercised at a discount. In February 1997, the Company issued warrants to purchase 958,925 shares of common stock at $1.00 per share through April 24, 2002 and are exercisable the earlier of February 28, 2001, or when certain revenue or net income amounts are attained.

         In November, 1997, the Company offered a 50% discount of the exercise price to all warrantholders of the Company's common stock for a specified period of time, which has expired. Warrantholders exercised warrants to purchase 1,187,406 shares of common stock at prices from $.25 per share to $.60 per share. Warrants for the purchase of 3,137,396 shares of common stock were not exercised resulting in the exercise price for the warrants reverting back to their original exercise prices. In connection with this transaction, the Company recognized a compensation charge of $125,000 in fiscal 1998. The Company received $252,145 in cash, received a promissory note from an officer of the Company for $125,000, interest and principal is payable in four years, and accrues interest at an rate of 8.5% per annum. The stock purchased is pledged as collateral against the note. In addition, a director of the Company cancelled a promissory note due from the Company for $100,000 in exchange for the exercise of warrants at a total exercise price of $98,480. The balance of the note payable plus accrued interest were paid to the noteholder in cash.

     Series B Preferred Stock Warrants

         In 1994 the Company issued warrants for the purchase of 250,007 and 27,720 shares of Series B Preferred Stock at $1.00 per share through August 22, 2004 and December 22, 2003, respectively. In September 1994, the Company issued warrants for the purchase of 22,176 shares of Series B Preferred Stock at $1.00 per share through September 15, 2004. All of these warrants were converted to common stock warrants in February 1997.

M.   INCOME TAXES

         At March 31, 1998, the Company had net operating loss ("NOL") carryforwards of approximately $9,500,000 for federal and Massachusetts income tax purposes. These carryforwards expire through 2013. In addition, the Company had Research and Experimentation ("R&E") credit carryforwards of approximately $60,000 and $25,000 for federal and Massachusetts income tax purposes, respectively. Utilization of these NOL and R&E credit carryforwards may be limited pursuant to the provisions of Section 382 of the Internal Revenue Code.

         The components of the deferred tax assets and liabilities are as follows (dollars in thousands):

                                                            MARCH 31,   MARCH 31,
                                                              1998        1997
                                                            ---------   ---------
Deferred Tax Assets/(Liabilities):
Accrued expenses and other................................  $    310    $    451
Patents...................................................       136         133
R&E credits ..............................................        85          85
NOL carryforwards ........................................     3,832       2,762
                                                            --------    --------
Total deferred tax asset .................................     4,363       3,431

                         INDUSTRIAL IMAGING CORPORATION

Valuation allowance .....................................     (4,363)     (3,431)
                                                            --------    --------
Net deferred tax asset ..................................         --          --
                                                            ========    ========

         Due to the uncertainty surrounding the realization of the deferred tax assets in future income tax returns, the Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets.

N.   EMPLOYEE BENEFIT PLAN

         Effective October 26, 1992, the Company implemented a deferred compensation plan (the "Plan") under Section 401(k) of the Internal Revenue Code. Under the Plan, employees are permitted to contribute, subject to certain limitations. The Company's contribution to the Plan is discretionary and the Company has not contributed to the Plan since its inception. In January 1998, the Company amended the plan to include a match of 50% of the first 7% of employee contributions.

O.   EMPLOYEE STOCK OPTION PLAN

         During 1993, the Company adopted, subject to shareholder approval, a stock award and incentive plan (the "1993 Plan") which permits the issuance of options or stock appreciation rights (SARs) to selected employees and independent contractors of the Company. The plan reserves 200,000 shares of common stock for grant and provides that the term of each award be determined by the Board of Directors charged with administering the plan. In 1996, the Company adopted the 1996 Stock option Plan (the "1996" Plan), which permits the issuance of options or stock appreciation rights (SAR"S) to selected employees, non-employee directors, and independent contractors of the Company. The plan reserves 600,000 shares of common stock for grant and provides that the term of each award be determined by the Board of Directors charged with administrating the plan.

         Under the terms of the plans, options granted may be either nonqualified or incentive stock options and the exercise price, determined by the Board of Directors, may not be less than the fair market value of a share on the date of grant. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. In May, 1996 and January, 1997 the Company granted 100,000 options and 50,000 options respectively, at $1.00 per share to officers of the Company. Also, in November, 1996, 130,600 options were granted to employees at $1.00 per share. During the year ended March 31, 1997, the Company, in connection with certain stock option grants, recognized $26,400 in compensation expense, due to extending the exercise period which resulted in a remeasurement date. In October, 1997, 193,700 options were granted to employees and directors at $1.00 per share.

                         INDUSTRIAL IMAGING CORPORATION

         Details of stock options are as follows:                         WEIGHTED AVERAGE
                                                            SHARES         EXERCISE PRICE
                                                       ----------------    --------------
Year ended March 31, 1997
     Granted.........................................       280,600             1.00
     Exercised.......................................             0
     Canceled........................................             0
                                                           --------           ------
     Outstanding at end of year......................       477,000              .79
                                                           --------           ------
     Exercisable at end of year......................       114,872              .38
                                                           ========           ======



Year ended March 31, 1998
     Granted.........................................       193,700             1.00
     Exercised.......................................             0
     Canceled........................................       108,200
                                                           --------           ------
     Outstanding at end of year......................       562,500             1.14
                                                           --------           ------
     Exercisable at end of year......................       179,964              .79
                                                           ========           ======


     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"). SFAS 123 is effective for periods beginning after December 15, 1995, and requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 and has applied APB Opinion 25 and related Interpretations in accounting for its plans.


     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended March 31, 1998 and March 31, 1997 would have been increased to the pro forma amounts indicated below:



                                 March 31, 1998                March 31, 1997
                            --------------------------   --------------------------
                                              Loss Per                     Loss Per
                             Net Loss          Share      Net Loss          Share
                             ----------       --------    ----------       --------
As reported                 $(2,433,554)      $  (.30)   $(1,894,554)      $  (.42)

Pro Forma                   $(2,478,041)      $  (.31)   $(1,916,682)      $  (.45)

                         INDUSTRIAL IMAGING CORPORATION

         The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the fiscal year 1998 and 1997 respectively: Dividend yield of 0% for both years, and an expected volatility of 46.1% for both years and risk free interest rate of 6.1% for both years.
The weighted average fair value of options granted the year ended March 31, 1998 and 1997 was $.30 per share and $.46 per share, respectively.


The following table summarizes information about stock options at March 31, 1998:


                            Options Outstanding                   Options Exercisable
                 ------------------------------------------  -----------------------------
                     Weighted Average
   Range of         Number    Contractual  Weighted Average     Number    Weighted Average
Exercise Prices  Outstanding      Life      Exercise Price   Exercisable   Exercise Price
---------------  -----------  -----------  ----------------  -----------  ----------------
  $  0.20           91,340        4.87          $0.20           85,180         $0.20
  $  1.00          421,160        8.77          $1.00           84,784         $1.00
  $  4.00           50,000        8.77          $4.00           10,000         $4.00
                   -------                                     -------
  $0.20-4.00       562,500        8.14          $1.14          179,964         $0.79
                   =======                                     =======


P.   SIGNIFICANT CUSTOMERS AND DOMESTIC AND EXPORT SALES

     Significant Customers

         Sales to significant customers were as follows:


          YEAR ENDED                 SIGNIFICANT               PERCENTAGE OF
           MARCH 31                   CUSTOMERS       AMOUNT      REVENUES
----------------------------------   -----------     --------  -------------
1998..........................        Customer A     $909,835       40%
1998..........................        Customer B      400,376       17%
1998..........................        Customer C      250,000       11%

          YEAR ENDED                 SIGNIFICANT               PERCENTAGE OF
           MARCH 31,                  CUSTOMERS       AMOUNT      REVENUES
----------------------------------   -----------     --------  -------------
1997..........................        Customer A     $515,272       28%
1997..........................        Customer B      460,000       25%
1997..........................        Customer C      274,781       15%
1997..........................        Customer D      227,230       12%


     Domestic and Export Sales

                         INDUSTRIAL IMAGING CORPORATION

         Domestic and export sales as a percentage of revenues were as follows:

                                                       YEAR ENDED
                                                     MARCH 31, 1998
                                               -------------------------
                                                 AMOUNT               %
                                               ---------             ---
Domestic..........................             $ 789,244             34%
Europe............................             1,389,134             60%
Asia..............................               126,831              6%

                                                       YEAR ENDED
                                                     MARCH 31, 1997
                                               -------------------------
                                                 AMOUNT               %
                                               ---------             ---
Domestic..........................             $ 377,835             20%
Europe............................               990,808             54%
Asia..............................               484,933             26%


Q. OTHER EXPENSE

     Included in other expense for the year ended March 31, 1997 is $171,297, which represents the cost of shares of the Company's common stock issued in conjunction with loans made to the Company in January and February, 1997. (See Note J).


R.   MERGER EXPENSES

         The costs of the Exchange with Orbis, consisting of legal costs, printing costs, and accounting costs amounted to $179,787, and have been included in fiscal 1997 operating expenses. (See Note A).