Form 10KSB/A
period 1998-03-31
INDUSTRIAL IMAGING CORP
filed 1998-08-14
CIK 799514

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                               AMENDMENT NUMBER 1
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [ ]

    Disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein.

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

PART II

ITEM   9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT.

         Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended March 31, 1998, the Company is aware of the following delinquent filings that were required to have been made on Form 4 pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, during such fiscal year. The Company expects that all such delinquent filings will be made within 30 days of the date hereof: (1) On October 3, 1997, Juan J. Amodei received an option grant for the purchase of 50,000 shares, exercisable at $1.00 per share; and on November 11, 1997, Dr. Amodei purchased 500,000 shares of the Company's Common Stock at a price of $.25 per share; (2) On October 3, 1997, Bryan M. Gleason received an option for the purchase of 10,000 shares of Common Stock, exercisable at $1.00 per share; (3) On October 3, 1997, Harry H. Yeh received an option for the purchase 5,000 shares of Common Stock, exercisable at $1.00 per share; and on November 11, 1997, Harry H. Yeh purchased 382,474 shares of the Company's Common Stock at a price of $.25 per share;(4) On October 3, 1997, Joseph Bordogna received an option for the purchase of 5,000 shares of Common Stock, exercisable at $1.00 per share; and on November 11, 1997 Dr. Bordogna purchased 23,742 shares of Common Stock at $.50 per share; (5) On October 3, 1997, Joseph A. Teves received an option for the purchase of 5,000 shares of Common Stock, exercisable at $1.00 per share; and on November 11, 1997, Mr. Teves purchased 196,961 shares of Common Stock at $.50 per share; (6) On October 3, 1997, Charles G. Broming received an option to purchase 5,000 shares of Common Stock, exercisable at $1.00 per share; and (7) On October 3, 1997, Shaiy Pilpel received an option for the purchase of 5,000 shares of Common Stock, exercisable at $1.00 per share.

         In accordance with the provisions of Item 405 of regulation S-K, the Company knows of no delinquent filings under section 16(a) of the Exchange Act during the fiscal year ended March 31, 1998 other than those listed below. On Form 4 report for the grants of stock options from the 1995 Stock Option plan, which were required to be filed on or before November 10, 1998, the following individuals; (1)Juan J. Amodei, 50,000 shares granted; (2) Bryan M. Gleason, 10,000 shares granted; (3) Dr. Harry Yeh, 5,000 shares granted; (4) Dr. Joseph Bordogna, 5,000 shares granted; (5) Joseph A. Teves, 5,000 shares granted; (6) Charles G. Broming, 5,000 shares granted; (7) Dr. Shaiy Pilpel, 5,000 shares granted. On Form 4 Report for the purchase of common stock by exercise of warrants which were required to be filed on or before December 10, 1998, the following individuals: (1) Juan J. Amodei, purchase of 500,000 shares; (2) Dr. Harry Yeh, purchase of 382,474 shares; (3) Dr. Joseph Bordogna, purchase of 23,742 shares; and (4) Joseph A. Teves, purchase of 196,961 shares. On Form 5 report for the cancellation of stock options from the 1995 Stock Option plan, which were required to be filed on or before December 10, 1998, Bryan Gleason failed to file the report by the required date. These reports will be filed within the next 30 days.

ITEM  10. EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                                                           Compensation Awards
                                                                         -----------------------
                                                                                         Securities
                                                                                           Under-
                                    Annual Compensation                      Restricted    writing
                                         Salary    Bonus     Other Annual       Stock      Options
     Name & Principal Position    Year   ($)(3)     ($)   Compensation($)(2)   Awards        (#)
     -------------------------    ----   ------     --    ------------------   ------        ---
     Compensation($)(1)
     ------------------
 Juan J. Amodei..................1998      $110,500  -            $8,400         --           50,000
   Chairman and Chief Executive Officer
 Juan J. Amodei .................1997      $110,500  -            $4,200         --           40,000
 Juan J. Amodei..................1996      $ 55,250  -            $8,400         --           --


(1) Triple I Corporation changed its year end to March 31; therefore, Fiscal Year for 1996 constitutes the six-month period from October 1, 1995 to March 31, 1996.

(2) This amount is comprised entirely of an automobile allowance.

(3) Amounts shown indicate cash compensation earned and received by Executive Officers. The Named Executive Officer participate in group health and other benefits generally available to all employees of the Company. Of the Company's Named Executive Officers, only Dr. Amodei qualifies as a Named Executive Officer in this report.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                   The following table sets forth information concerning the grant of stock options made during the fiscal year ended March 31, 1998 to the Named Executive Officer.

                            Number of         % of Total                                  Potential Realizable
                           Securities           Options                                     Value at Assumed
                           Underlying         Granted to                                     Rates of Stock
                             Options           Employees        Exercise or                Price Appreciation
                             Granted           in Fiscal        Base Price    Expiration     for Option Term
       Name                  (#)(a)             Year(b)           ($/Sh)         Date        5% ($)/10% ($)
       ----                 --------           ---------         --------       ------      ---------------

Juan J. Amodei................50,000              25.8%          $1.00          10/3/07      $28,212/69,862

(a) Options to acquire shares of Common Stock of the Company granted pursuant to the Company's 1995 Stock Option Plan. All options are exercisable at a price equal to the fair market value of the Common Stock of the Company on the date of the grant.

(b) Based on a total of 193,700 options granted during the fiscal year ended March 31, 1998.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES


                      NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                          OPTIONS/SARS               IN-THE-MONEY OPTIONS/SARS
                      AT FISCAL YEAR-END(#)            AT FISCAL YEAR-ED($)
       NAME          EXERCISABLE/UNEXCISABLE         EXERCISABLE/UNEXERCISABLE
      ------        -------------------------       ---------------------------

  Juan J. Amodei         72,000/50,000                        $15,600/  --




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

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



                                                              NUMBER OF
                                                               SHARES        APPROXIMATE
                                                            BENEFICIALLY    PERCENTAGE OF
NAME OF BENEFICIAL OWNER(2)                                     OWNED       OWNERSHIP(1)
---------------------------                                 ------------    -------------

Shaiy Pilpel, Ph.D. (3)                                        5,000,000        38.79%

Imprimus Investors, LLC  (3)(4)                                5,000,000        38.79%

Imprimus SB, LP (3)(4)                                         5,000,000        38.79%

Wexford Spectrum Investors, LLC (3)(4)                         5,000,000        38.79%

Harry Hsuan Yeh, Ph.D. (5)                                     1,535,563        14.10%

Centennial Technologies, Inc. (6)                              1,625,000        14.79%

Juan J. Amodei, Ph.D. (7)                                        905,714         8.18%

Massachusetts Technology Development Corporation (8)             929,749         8.35%

Polaroid Corporation (9)                                         827,228         7.43%

Massachusetts Community Development Finance Corporation (10)     675,931         6.11%

Charles Broming (10)(11)                                         675,931         6.11%

Shirley Hsin-Hui Wang (12)                                       342,400         4.72%

Joseph A. Teves (13)                                             263,896         2.42%

Joseph Bordogna, Ph.D. (14)                                       85,013            *

All Officers and Directors as a group
(9 persons) (1)(2)(3)(5)(8)(9)(11)(12)                        13,317,940        64.15%

---------------
*    Indicates less than 1%.

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

    (2) The address for Drs. Amodei, Bordogna and Yeh and Mr. Teves is c/o Industrial Imaging Corporation, 847 Rogers Street, Lowell, Massachusetts 01852. The address for Massachusetts Technology Development Corporation is 148 State Street, Boston, Massachusetts 02109. The address for Centennial Technologies is 7 Lopez Road, Wilmington, Massachusetts 01887. The address for Polaroid Corporation is 549 Technology Square, Cambridge, Massachusetts 02139. The address for Mr. Broming and Massachusetts Community Development Corporation is 10 Post Office Square, Suite 1090, Boston, Massachusetts 02109. The address for Shirley Wang is c/o Mr. Howard Yao, 2895 North Beverly Glen Boulevard, Los Angeles, California 90077. The address for Dr. Pilpel, Imprimus Investors, LLC, Imprimis SB, LP and Wexford Spectrum Investors, LLC, is c/o Wexford Management, LLC, 411 West Putnam Avenue, Greenwich, Connecticut, 06830.

    (3) Includes warrants to purchase 2,000,000 shares of Common Stock at exercise prices ranging from $1.00 to $2.00 per share. Excludes options to purchase 5,000 shares of Common Stock at an exercise price of $1.00 per share.

    (4) Dr. Pilpel, a director of the Company, is also an investment officer of Imprimus Investors, LLC, Imprimis SB, LP and Wexford Spectrum Investors, LLC. As such, Dr. Pilpel retains voting control over shares owned by Imprimis Investors, LLC.

    (5) Excludes warrants to purchase 248,145 shares of Common Stock at an exercise price of $1.00 per share and options to purchase 5,000 shares of Common Stock at an exercise price of $1.00 per share.

    (6) Includes warrants to purchase 95,000 shares of Common Stock at an exercise price of $1.00 per share.

    (7) Includes (i) warrants to purchase 108,729 shares of Common Stock with an exercise price of $1.00 (ii) options to purchase 32,000 shares of Common Stock at an exercise price of $.20 per share; and (iii) options to purchase 40,000 shares of Common Stock at an exercise price of $1.00. Excludes warrants to purchase 206,245 shares of Common Stock at an exercise price of $1.00 per share, and options to purchase 50,000 shares of Common stock at $1.00 per share.

    (8) Includes (i) warrants to purchase 250,007 shares of Common Stock at an exercise price of $1.00. Excludes warrants to purchase 180,380 shares of Common Stock at an exercise price of $1.00 per share.

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

    (15) Includes (i) 10,800 shares issuable upon exercise of the vested portion of options to purchase 12,400 shares of Common Stock at an exercise price of $.20 per share and 6,400 shares issuable upon exercise of the vested portion of an option to purchase 34,000 shares of Common Stock at an exercise price of $1.00 per share held by Michael Chase, the Company's Vice President of Manufacturing and Field Service; (ii) 15,600 shares issuable upon exercise of the vested portion of an option to purchase 17,600 shares of Common Stock at an exercise price of $.20 per share and 11,800 shares issuable upon exercise of the vested portion of an option to purchase 38,000 shares of Common Stock at an exercise price of $1.00 per share held by Richard J. Royston, the Company's Vice President of Research; and (iii) 20,000 shares issuable upon exercise of the vested portion of an option to purchase 60,000 shares of Common Stock at an exercise price of $1.00 per share held by Bryan Gleason, the Company's Chief Financial Officer.

      ITEM   12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           In November 1997, Imprimis purchased three million shares of the Common Stock at $1.00 per share. As part of the transaction, the Company also issued warrants to purchase one million shares of Common Stock at $1.00 per share exercisable through November 12, 2002, and issued warrants to purchase one million shares of Common Stock at $2.00 per share exercisable through November 12, 2002. The investor was granted demand registration rights starting six months from the closing date for both the Common shares purchased and the warrants granted.
      In addition, the investor holds a seat on the board of directors.

           In November, 1997, the Company offered a 50% discount of the exercise price to all warrantholders of the Company's Common Stock for a specified period of time, which has expired. Warrantholders exercised warrants to purchase 1,187,406 shares of Common Stock at prices from $.25 per share to $.60 per share. The Company received $252,145 in cash. Dr. Yeh, a director and a 14.1% beneficial stockholder of the Company, exercised warrants to purchase 382,474 shares of the Company's Common Stock at $.50 per share, paid in cash. Dr. Bordogna, a director and a .8% beneficial stockholder of the Company, exercised warrants to purchase 23,472 shares of the Company's Common Stock at $.50 per share, paid in cash. In addition, certain employees of Schneider Securities, Inc., the placement agent for a bridge financing and the 1996 private placement exercised warrants to purchase 69,229 shares of the Company's Common Stock for cash at a price of $.60 per share. The Company also received a promissory note from Dr. Amodei, an officer and director of the Company, for $125,000, interest and principal payable in four years, and which accrues interest at a rate of 8.5% per annum in order to purchase 500,000 shares of Common Stock at $.25 per share. The stock purchased is pledged as collateral against the note. In addition, Mr. Teves, a director of the Company, cancelled a promissory note due from the Company for $100,000 in exchange for the exercise of warrants at a total exercise price of $98,480 to purchases 196,961 shares at $.50 per share. The balance of the note payable plus accrued interest will be paid to the noteholder in cash.

          In May 1997, the Company and Centennial Technologies, Inc., a 14.8% beneficial stockholder of the Company, agreed to terminate a purchasing agreement. The Company liquidated amounts owed to Centennial under the agreement by paying approximately $132,000 in cash and issuing 600,000 shares of Common Stock to pay off the remaining balance of approximately $1.2 million.

          In May 1997, MTDC, a 6.2% beneficial stockholder of the Company, exercised a warrant for the purchase of 100,014 shares of the Company's Common Stock, at a price of $1.00 per share.



                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              INDUSTRIAL IMAGING CORPORATION


      Date: August 14, 1998                   By:
                                                 -------------------------------
                                                  Bryan M. Gleason
                                                  Chief Financial Officer,
                                                  Vice President and Treasurer