Form 10QSB
period 1998-06-30
INDUSTRIAL IMAGING CORP
filed 1998-08-14
CIK 799514

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================


                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 0-15520

                         INDUSTRIAL IMAGING CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                         05-0396504
   ----------------------------                            -----------------
   (State or other jurisdiction                            (I.R.S. employer
 of incorporation or organization)                        identification no.)

                           847 ROGERS STREET, LOWELL,
                         MASSACHUSETTS 01852 (Address of
                     principal executive offices) (Zip code)

                                 (978) 937-5400
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

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

As of June 30, 1998, the Company had outstanding 10,890,201 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one)

                         Yes                No   X
                              ---               ---

                         INDUSTRIAL IMAGING CORPORATION

                                      INDEX


PART 1 -  FINANCIAL INFORMATION                                     PAGE  NUMBER
                                                                    ------------

     Item 1.  Financial Statements

             Balance Sheets at June 30, 1998 and March 31, 1998           3

             Statements of Operations for the three months ended
             June 30, 1998 and 1997                                       4

             Statements of Cash Flows for the three months ended
             June 30, 1998 and 1997                                       5

             Notes to Financial Statements                                6
      Item 2.  Managements's Discussion and Analysis of Financial
             Condition and Results of Operations                          7

PART II - OTHER INFORMATION
     Item 1.  Legal proceedings                                           9

     Item 2.  Changes in Securities                                       9

     Item 3.  Default upon Senior Securities                              9

     Item 4.  Submission of Matters to a vote of Security Holders         9

     Item 5.  Other Information                                           9

     Item 6.  Exhibits and Reports on Form 8-K                           10

             Signatures

                         INDUSTRIAL IMAGING CORPORATION

                                 BALANCE SHEETS


                                                                                               JUNE 30,          MARCH 31,
                                                                                                 1998              1998
                                                                                             ------------      -----------
                                   ASSETS                                                     (UNAUDITED)
Current assets:
Cash....................................................................................     $   227,805       $   671,195
    Accounts receivable, net of allowance for doubtful accounts of $31,000 at June 30,
      1998 and March 31, 1998, respectively.............................................         587,827           214,450
    Inventory (Note B)..................................................................       1,987,908         1,995,194
    Prepaid expenses....................................................................          34,961            75,282
                                                                                             -----------       -----------
      Total current assets..............................................................       2,838,501         2,956,121
Property and equipment, net.............................................................          56,478            59,150
Other assets............................................................................          44,418             7,600
                                                                                             -----------       -----------
      Total assets......................................................................       2,939,397       $ 3,022,871
                                                                                             ===========       ===========
                                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
    Notes payable.......................................................................         713,402           715,334
    Accounts payable....................................................................         790,963           599,795
    Deferred revenue....................................................................         511,237           342,705
    Accrued expenses....................................................................         828,338           834,212
                                                                                             -----------       -----------
      Total current liabilities.........................................................       2,843,940         2,492,036
Notes payable -- long-term portion......................................................         135,000           152,217
                                                                                             -----------       -----------
      Total liabilities.................................................................       2,978,940         2,644,253
Commitments and contingencies
Shareholders' deficit (Note C):
    Common stock, par value $.01 per share, authorized 20,000,000 shares,
      10,890,201 shares issued and outstanding at June 30, 1998 and
      March 31, 1998 ...................................................................         108,902           108,902
    Series A Preferred Stock, par value $.01 per share, authorized 1,000,000 shares,
      0  shares issued and outstanding at June 30, 1998 and March 31, 1998,                           --                --
      respectively......................................................................
    Series B Preferred Stock, par value $.01 per share, authorized 300,000 shares,
      0 shares issued and outstanding at June 30, 1998 and March 31, 1998, respectively               --                --
    Additional paid-in capital..........................................................      10,794,439        10,794,439
    Accumulated deficit.................................................................     (10,817,884)      (10,399,723)

    Note receivable.....................................................................        (125,000)         (125,000)
                                                                                             -----------       ------------

      Total shareholders' deficit.......................................................         (39,543)          378,618
                                                                                             -----------       -----------
        Total liabilities and shareholders' deficit.....................................     $ 2,939,397       $ 3,022,871
                                                                                             ===========       ===========





    The accompanying notes are an integral part of the financial statements.

                         INDUSTRIAL IMAGING CORPORATION

                            STATEMENTS OF OPERATIONS


                                                                                             THREE MONTHS ENDED
                                                                                             ------------------
                                                                                JUNE 30, 1998              JUNE 30, 1997
                                                                                -------------              -------------
            Revenues:
                Product...............................................           $1,026,660                 $  601,685
                Service...............................................              110,871                    105,086
                                                                                 ----------                 ----------
                                                                                  1,137,531                    594,619
                                                                                 ----------                 ----------
            Cost of revenues:
                Product...............................................              790,319                    645,873
                Service...............................................               71,252                     58,204
                                                                                 ----------                 ----------
                                                                                    861,571                    704,077
                                                                                 ----------                 ----------
            Gross profit..............................................              275,960                      2,694
                                                                                 ----------                 ----------
            Operating expenses:
                Research and development..............................              242,644                    113,449
                Sales and marketing...................................              200,607                     96,256
                General and administrative............................              226,933                    209,795
                                                                                 ----------                 ----------
                    Total operating expenses..........................              670,184                    419,500
                                                                                 ----------                 ----------

            Loss from operations......................................             (394,224)                  (416,806)
            Other income (expense):
                Interest expense......................................              (30,656)                   (47,986)
                Other, net............................................                6,719                      7,158
                                                                                 ----------                 ----------
                    Other income (expense), net.......................              (23,937)                   (40,828)
                    Loss before income taxes..........................             (418,161)                  (457,634)
            Provision for income taxes................................                   --                         --
                                                                                 ----------                 ----------
            Net loss..................................................           $ (418,161)                $ (457,634)
                                                                                 ==========                 ==========
            Net loss per common and common equivalents................           $     (.04)                $     (.07)
                                                                                 ==========                 ==========
            Weighted average common shares outstanding................           10,890,201                  6,236,736
                                                                                 ==========                 ==========







    The accompanying notes are an integral part of the financial statements.

                         INDUSTRIAL IMAGING CORPORATION

                            STATEMENTS OF CASH FLOWS




                                                                                        THREE MONTHS ENDED
                                                                                        ------------------
                                                                              JUNE 30, 1998            JUNE 30, 1997
                                                                              -------------            -------------
Cash flows from operating activities:
    Net loss.........................................................          $ (418,161)             $  (457,634)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation.................................................               6,472                   37,881
        Amortization.................................................                 ---                   26,562
        Changes in assets and liabilities:
          Accounts receivable........................................            (373,377)                 263,505
          Inventory..................................................               7,286                  147,729
          Prepaid expenses...........................................              40,321                   30,921
          Other assets ..............................................             (36,818)                   --
          Accounts payable...........................................             191,178                  (97,051)
          Deferred revenue...........................................             168,532                  (27,515)
          Accrued expenses...........................................              (5,874)                 (21,125)
                                                                               ----------                ---------
        Net cash used in operating activities........................            (420,441)                (130,727)
                                                                               ----------                ---------
Cash flows from investing activities:
    Capital expenditures.............................................              (3,800)
                                                                               -----------
    Net cash used in investing activities............................              (3,800)
                                                                               -----------
Cash flows from financing activities:
    Principal payments on nonconvertible debt........................             (19,149)                 (15,032)
    Proceeds from issuance of convertible debt.......................                 ---
    Proceeds from issuance of stock (net)............................                                      100,014
                                                                               ----------                ---------
      Net cash provided from financing activities....................             (19,149)                  84,982
                                                                               ----------                ---------
      Net increase (decrease) in cash................................            (443,390)                 (45,745)
Cash, beginning of period............................................             671,195                   62,103
                                                                               ----------                ---------
Cash, end of period..................................................          $  227,805              $    16,358
                                                                               ==========                =========
Supplemental cash flows information:
    Cash paid during the period for interest.........................          $    7,974              $    13,564
Noncash items:
    Debt and accrued interest converted to equity during
      the period.....................................................          $      ---              $ 1,263,663





    The accompanying notes are an integral part of the financial statements.

                         INDUSTRIAL IMAGING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE A-BASIS OF PRESENTATION

     The financial statements of Industrial Imaging Corporation (the "Company") included herein have been prepared pursuant to the Securities and Exchange Commission for the quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosure required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1998 included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The financial statements and notes herein are unaudited, except for the balance sheet as of March 31, 1998, but in the opinion of management include all the adjustments (consisting only of normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company.

     The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be achieved for any future period or for the entire year ended March 31, 1999.

NOTE B-INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. At June 30,1998 and March 31, 1998, inventories consist of the following:


                                       JUNE 30, 1998           MARCH 31, 1998
                                      --------------         ----------------
               Raw materials             $ 843,726               $  746,748
               Work in process             458,487                  366,320
               Finished goods              685,695                  882,126
                                        ----------               ----------
                                        $1,987,908               $1,995,194
                                        ==========               ==========


NOTE C-SHAREHOLDERS' EQUITY

         In the last quarter of fiscal 1998, the Company adopted Statement of Financial Accounting standards No. 128, "Earnings per Share", which requires the presentation for both basic and diluted earnings per share on the face of the Statements of Operations and the restatement of all prior periods earnings per share amounts. Assumed exercise of options and warrants are not included in the calculation of diluted earnings per share since the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDING JUNE 30, 1998 ("THREE MONTHS 1998") AND 1997 ("THREE MONTHS 1997")

     Revenues for the Three Months 1998 were $1,137,531 as compared to $706,771 for the Three Months 1997, an increase of $430,760. Product revenues were $1,026,660 for the Three Months 1998 as compared to $601,685 for the Three Months 1997. This increase was due primarily to an increase in the volume of units sold. Service revenues increased from $105,086 to $110,871 for the Three Months 1997 and 1998, respectively, due to a slight increase in services performed.

     Cost of revenues for the Three Months 1998 was $861,571 as compared to $704,077 for the Three Months 1997, an increase of $157,494, resulting primarily from an increase in sales volume. As a result, gross profit increased to $275,960 for the Three Months 1998 from $2,694 for the Three Months 1997, due to the aforementioned factors. It is anticipated that gross margin will increase with increases in sales as fixed and indirect overhead costs are absorbed over more systems sales.

     Operating expenses increased from $419,500 to $670,184 for the Three Months 1997 and 1998, respectively. Research and development expenses increased by $129,195 from the Three Months 1997 to the Three Months 1998 due to expanding of the engineering staff and the related expenses, and additional development of the AOI-2500 series. Sales and marketing expenses were $96,256 for the Three Months 1997 as compared to $200,607 for the Three Months 1998. The increase in sales expenses was primarily due to an increase in commissions relating to higher revenue and increased commissions paid to sales representatives, staff additions, and increased costs related to trade shows. General and administrative expenses increased to $226,933 from 209,795 for the Three Months 1998 and 1997, respectively. This increase was attributable to increased legal and accounting costs, partially offset by a decrease in amortization.

     Interest expense was $47,986 for the Three Months 1997 as compared to $30,656 for the Three Months 1998. The decrease relates to the decreased use of factoring of accounts receivable.

     Due to the aforementioned, The net loss decreased to $418,161 for the Three Months 1998 from $457,634 for the Three Months 1997. The Company did not recognize an income tax benefit due to the uncertainty surrounding the realization of the deferred tax assets in future income tax returns. The Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has incurred operating losses since inception that continued through June 30, 1998. In addition, the financial statements of the Company for Fiscal 1994, Fiscal 1995, Six Months 1996, and Fiscal 1997 were prepared on the assumption that the Company will continue as a going concern and do not include any adjustments that would result if the Company would cease as a going concern. The report of the independent accountants contain an explanatory paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern is that the Company has suffered recurring losses from operations, has a net working capital deficiency and had an accumulated deficit of $10,937,074 as of June 30, 1998. The Company's operations to date have been funded by equity investments, borrowing from banks, investors and stockholders, factoring of accounts receivable, and to a limited extent, cash flow from operations. In addition, the Company raised $3 million of new equity in November 1997. Management believes that anticipated future financings will provide the additional capital funding that the Company needs to aggressively pursue market penetration. In view of the Company's current financial condition, the Company plans to continue to aggressively manage its working capital and expenses while pursuing product sales opportunities as well as strategic or other business relationships. In addition, the Company is currently seeking bank financing as well as additional equity investments. There can be no assurance that the Company can attract additional capital at favorable rates, if at all. In the event the Company is unable to raise additional capital, it may be required to take additional steps which could include a merger or sale of the Company, or seeking protection under bankruptcy laws. At June 30, 1998, the Company had cash of $227,805, and a working capital deficit of $5,439.

    During Three Months 1998, cash used in operating activities was $420,441. The Company currently has no outstanding material commitments for capital expenditures.

    The Company derives most of its annual revenues from a relatively small number of sales of products, systems and upgrades, with product prices ranging from $185,000 to $600,000 per system. As a result, accounts receivable will likely continue to fluctuate based on the number of systems sold in each period and the timing of the individual sales within each period. Moreover, any delay in the recognition of revenue for single products or a delay in shipment to customers, systems or upgrades would have a material adverse effect on the Company's results of operations for a given accounting period. In addition, some of the Company's net sales have been realized near the end of a quarter. Accordingly, a delay in a customer's acceptance or in a shipment scheduled to occur near the end of a particular quarter could materially adversely affect the Company's results of operations for that quarter. The accounts receivable balance increased from $214,450 at March 31, 1998, to $587,827 at June 30, 1998, due to a sale of a system at the end of the quarter.

    Accounts payable increased from $599,785 at March 31, 1998 to $790,963 at June 30, 1998, primarily due to an increase in the aging of accounts payable. Deferred revenue increased by $168,532 as a result of increased down payments from customers.

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

ITEM 3.         DEFAULT UPON SENIOR SECURITIES.  Not applicable

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.         OTHER INFORMATION.  None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                (a) Exhibits. The following exhibit is filed herewith:


      EXHIBIT NO.                                         TITLE
      -----------                                         -----
         27                                      Financial Data Schedule

                (b) Reports on Form 8-K. On June 29, 1998, a form 8K was filed reporting the appointment of BDO Seidman, L.L.P., and was reported as an exhibit to the Company's Form 10KSB.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     AUGUST 14, 1998                    By:  /s/ JUAN J. AMODEI, PH.D.
--------------------------------             ------------------------------
                                             Juan J. Amodei, Ph.D.
                                             Chairman, Chief Executive Officer,
                                             and President


Date:      AUGUST 14, 1998                   By:  /s/ BRYAN M. GLEASON
--------------------------------             -------------------------
                                             Bryan M. Gleason
                                             Chief Financial Officer