Form 10QSB
period 1998-09-30
INDUSTRIAL IMAGING CORP
filed 1998-11-13
CIK 799514

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 ---------------
                                   FORM 10-QSB
                                 ---------------


            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


      For the quarter ended                       Commission File Number
       September 30, 1998                                0-15520
      ---------------------                       ----------------------


                         INDUSTRIAL IMAGING CORPORATION
                             (Name of Small Business
                       Issuer As Specified In Its Charter)


          Delaware                                       05-0396504
-------------------------------                     ----------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                     Identification Number)


                 847 Rogers Street, Lowell, Massachusetts 01852
               --------------------------------------------------
               (Address of Principal Executive Offices, Zip Code)


                                 (978) 937-5400
                                ----------------
                (Issuer's Telephone Number, Including Area Code)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), (2) and has been subject to such filing requirements for the past 90 days.

                      Yes   X                       No
                          -----                        -----
     As of October 31, 1998, the Company had outstanding 10,890,201 shares of Common Stock, $.01 par value per share.


     Transitional Small Business Disclosure Format:  Yes          No   X
                                                         -----       -----

================================================================================

                         INDUSTRIAL IMAGING CORPORATION

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                   PAGE NUMBER
                                                                                 -----------

Item 1.  Financial Statements

             Balance Sheets at September 30, 1998 and March 31, 1998                  1

             Statements of Operations for the three months and six months
                 ended September 30, 1998 and 1997                                    2

             Statements of Cash Flows for the six months ended
                 September 30, 1998 and 1997                                          3

             Notes to Financial Statements                                            4


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                5


PART II - OTHER INFORMATION

              Item 1. Legal Proceedings                                               9

              Item 2. Changes in Securities                                           9

              Item 3. Default Upon Senior Securities                                  9

              Item 4. Submission of Matters to a Vote of Security Holders             9

              Item 5. Other Information                                               9

              Item 6. Exhibits and Reports on Form 8-K                                9


Signatures                                                                           10


                         INDUSTRIAL IMAGING CORPORATION
                                 BALANCE SHEETS

                                                                                             SEPTEMBER 30,        MARCH 31,
                                                                                                 1998               1998
                                         ASSETS                                              ------------         ---------
Current assets:
   Cash                                                                                      $     55,480    $      671,195
   Accounts receivable, net of allowance for doubtful accounts of $29,153 at
     September 30, 1998 and $31,000 at March 31, 1998                                           1,027,777           214,450
   Inventory                                                                                    1,572,098         1,995,194
   Prepaid expenses                                                                                14,781            75,282
                                                                                             ------------    --------------
     Total current assets                                                                       2,670,136         2,956,121

Property and equipment, net                                                                       272,525            59,150
Other assets                                                                                       47,133             7,600
                                                                                             ------------    --------------
     Total assets                                                                            $  2,989,794    $    3,022,871
                                                                                             ============    ==============
                       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable                                                                                  767,637    $      715,334
   Accounts payable                                                                             1,177,611           599,785
   Deferred revenue                                                                               226,278           342,705
   Accrued expenses                                                                               889,537           834,212
                                                                                             ------------    --------------
     Total current liabilities                                                                  3,061,063         2,492,036

Notes payable -- long-term portion                                                                317,306           152,217
                                                                                             ------------    --------------
     Total liabilities                                                                          3,378,369         2,644,253

Commitments and contingencies                                                                          --                --

Shareholders' deficit:
   Common stock, par value $.01 per share, authorized 20,000,000 shares,                          108,902           108,902
     10,890,201 shares issued and outstanding at September 30, 1998 and March 31, 1998
   Series A Preferred Stock, par value $.01 per share, authorized 1,000,000 shares,
     0 shares issued and outstanding at September 30, 1998 and March 31, 1998                          --                --
   Series B Preferred Stock, par value $.01 per share, authorized 300,000 shares,
     0 shares issued and outstanding at September 30, 1998 and March 31, 1998                          --                --
   Additional paid-in capital                                                                  10,794,439        10,794,439
   Accumulated deficit                                                                        (11,166,916)      (10,399,723)
                                                                                             ------------    --------------
                                                                                                 (263,575)          503,618
   Note Receivable                                                                               (125,000)         (125,000)
                                                                                             ------------    --------------
       Total shareholders' equity (deficit)                                                      (388,575)          378,618
                                                                                             ------------    --------------
       Total liabilities and shareholders' equity (deficit)                                  $  2,989,794    $    3,022,871
                                                                                             ============    ==============

          The accompanying notes are an integral part of the statements

                         INDUSTRIAL IMAGING CORPORATION
                            STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                             1998             1997              1998              1997
                                                             ----             ----              ----              ----
Revenues:
  Product                                               $  1,404,800     $    805,493      $  2,431,460      $  1,407,178
  Service                                                     91,211          101,506           202,082           206,592
                                                        ------------     ------------      ------------      ------------
                                                           1,496,011          906,999         2,633,542         1,613,770

Cost of revenues:
  Product                                                  1,047,124          870,057         1,837,443         1,515,930
  Service                                                     91,941           92,620           163,193           150,824
                                                        ------------     ------------      ------------      ------------
                                                           1,139,065          962,677         2,000,636         1,666,754

Gross profit (loss)                                          356,946          (55,678)          632,906           (52,984)

Operating expenses:
  Engineering                                                169,872          109,750           412,516           223,199
  Sales and marketing                                        316,756          124,058           517,363           220,314
  General and administrative                                 173,090          245,252           400,023           455,047
                                                        ------------     ------------      ------------      ------------
      Total operating expenses                               659,718          479,060         1,329,902           898,560

Loss from operations                                        (302,772)        (534,738)         (696,996)         (951,544)

Other income (expense):
  Interest expense, net                                      (46,954)         (50,880)          (73,341)          (98,866)
  Other income (expense), net                                    694          (12,378)            3,144            (5,220)
                                                        ------------     ------------      ------------      ------------
      Other income (expense), net                            (46,260)         (63,258)          (70,197)         (104,086)

      Loss before income taxes                              (349,032)        (597,996)         (767,193)       (1,055,630)

Provision for income taxes                                        --               --                --                --

Net loss                                                   ($349,032)       ($597,996)        ($767,193)      ($1,055,630)
                                                        ============     ============      ============      ============

Net loss per common share - Basic and Diluted (Note 2)        ($0.03)          ($0.09)           ($0.07)           ($0.16)
                                                        ============     ============      ============      ============
Weighted average common shares outstanding                10,890,201        6,611,602        10,890,201         6,425,193
                                                        ============     ============      ============      ============

          The accompanying notes are an integral part of the statements

                         INDUSTRIAL IMAGING CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                                   SIX MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                  1998           1997
                                                                                                  ----           ----
Cash flows from operating activities:
    Net loss                                                                                    ($767,193)   ($1,055,630)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                               40,425          7,763
        Amortization                                                                                   --         53,125
        Changes in assets and liabilities:
           Accounts receivable                                                                   (813,327)       166,305
            Inventory                                                                             423,096        473,615
            Prepaid expenses                                                                       60,501         30,087
            Other assets                                                                          (39,533)            --
            Accounts payable                                                                      577,826        (59,379)
            Deferred revenue                                                                     (116,427)        69,849
            Accrued expenses                                                                       55,325        182,228
                                                                                             ------------    -----------
        Net cash used in operating activities                                                    (579,307)      (132,037)

Cash flows from investing activities:
    Capital expenditures                                                                         (253,800)            --
                                                                                             ------------    -----------
    Net cash used in investing activities                                                        (253,800)             0

Cash flows from financing activities:
    Principal payments on nonconvertible debt                                                     (20,108)       (15,403)
    Proceeds from capital lease                                                                   250,000             --
    Payments on capital lease                                                                     (12,500)            --
    Proceeds from issuance of stock (net)                                                              --        100,014
                                                                                             ------------    -----------
    Net cash provided from financing activities                                                   217,392         84,611
                                                                                             ------------    -----------
Net increase (decrease) in cash                                                                  (615,715)       (47,426)
                                                                                             ------------    -----------

Cash, beginning of period                                                                         671,195         62,103
                                                                                             ------------    -----------
Cash, end of period                                                                          $     55,480    $    14,677
                                                                                             ============    ===========
Supplemental cash flows information:
    Cash paid during the period for interest                                                       $8,091    $    42,902
Noncash items:
    Debt and accrued interest converted to equity during the period                                    --    $ 1,372,593


          The accompanying notes are an integral part of the statements

                         INDUSTRIAL IMAGING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
     The financial statements of Industrial Imaging Corporation (the "Company") included herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the year ended March 31, 1998 included in the Company's Form 10-KSB and Form 10-KSB/A filed with the Securities and Exchange Commission.

     The financial statements and notes herein are unaudited, except for the balance sheet as of March 31, 1998, but in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company.

     The results of operations for the reported 1998 period are not necessarily indicative of the results to be achieved for any future period or for the entire year ended March 31, 1999.

2.  EARNINGS PER SHARE CALCULATION
     In the last quarter of fiscal 1998, the Company adopted SFAS No. 128, Earnings per Share ("EPS"). Basic EPS is calculated by dividing net income
(loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated the same as basic except, if not antidilutive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. As of September 30, 1998 and 1997, assumed exercise of options and warrants are not included in the calculation of diluted EPS since the effect would be antidilutive. The implementation of this standard did not have an effect on EPS in the period ended September 30, 1997 and, therefore, did not require restatement. Basic and diluted EPS were equal for the three months and six months ended September 30, 1998 and 1997; therefore, no reconciliation between basic and diluted EPS is required.

3.  INVENTORY
     Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                    SEPTEMBER 30,          MARCH 31,
                                       1998                  1997
                                    -------------          ---------
       Raw materials                 $  805,122          $  746,748
       Work-in-process                  295,204             366,320
       Finished goods                   471,772             882,126
                                     ----------          ----------
                                     $1,572,098          $1,995,194
                                     ==========          ==========

4.  COMPREHENSIVE INCOME
     On April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized (" Comprehensive Income"). The Company has no items of Comprehensive Income requiring disclosure in the accompanying financial statements for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Industrial Imaging Corporation (the "Company") designs, manufactures and markets automated optical, vision and industrial imaging systems for inspection and identification of defects in PCBs and laser plotters for creation of PCB artwork and phototools. The Company operates under the trade name of AOI
International, Inc. and has manufacturing operations based in Lowell, Massachusetts with customers located in the United States, Europe and Asia.

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

     Revenues for the three months ended September 30, 1998 ("Interim 1999") were $1,496,011 compared to $906,999 for the three months ended September 30, 1997 ("Interim 1998"). Product revenues increased by 74.4% to $1,404,800 in Interim 1999 from $805,493 for Interim 1998 due primarily to an increase in the number of units sold. Service revenues decreased slightly from $101,506 for Interim 1998 to $91,211 for Interim 1999. Historically the Company has experienced significant quarterly fluctuations in operating results due to the relatively small number of high priced sales in any quarter. Management expects these fluctuations to continue.

     Cost of revenues for Interim 1999 was $1,139,065 compared to $962,677 for Interim 1998. Primarily as a result of the increased revenues covering certain fixed cost, gross profit as a percent of net revenues for Interim 1999 increased to 23.9% ($356,946) from a gross loss of 6.1% ($55,678) for Interim 1998.

     Engineering expenses for Interim 1999 of $169,872 increased from $109,750 for Interim 1998. The increase of $60,122 (54.8%) was due primarily to the increase in staffing and related costs.

     Sales and marketing expenses increased to $316,756 for Interim 1999 from $124,058 for Interim 1998. The increase of $192,698 (155.3%) was due primarily to increased commissions on the higher revenues and an increase in staffing and related expenses.

    General and administrative expenses decreased to $173,090 for Interim 1999 from $245,252 for Interim 1998. The decrease of $72,162 (29.4%) was due primarily to decreases in professional fees and amortization.

     Interest expense (net) was $46,954 for Interim 1999 compared to $50,880 for Interim 1998. This was due to the decreased use of factoring of accounts receivable during Interim 1999 as compared to Interim 1998. Other income was $694 for Interim 1999 (comprised of favorable currency translations) compared to other expense of $12,378 for Interim 1998 made up of state tax expenses offset by favorable currency translations.

     Due to the uncertainty of realizing the tax benefits of net operating loss carryforwards, no provision for income tax benefit was made for either Interim 1999 or Interim 1998.

     Primarily as a result of the increased revenues, the net loss decreased to $349,032 for Interim 1999, as compared to the net loss of $597,996 for Interim 1998.

COMPARISON OF THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

     Net revenues for the six months ended September 30, 1998 were $2,633,542, as compared to $1,613,770 for the same period in 1997, an increase of 63.2%. Product revenues increased by 72.8% to $2,431,460 for the six month period ended September 30, 1998 from $1,407,178 for the same period in 1997 due primarily to the increase in the number of units sold. Service revenues decreased slightly from $206,592 for the first six months of fiscal 1998 to $202,082 for the same six months in fiscal 1999.

     Cost of revenues for the first six months of fiscal 1999 was $2,000,636 compared to $1,666,754 for the same period in fiscal 1998. Primarily as a result of the increased revenues covering certain fixed costs, gross profit as a percent of net revenues for six months ended September 30, 1998 increased to 24% ($632,906) from a gross loss of 3.3% ($52,984) for the same period in 1997.

     Engineering expenses for the first six months of fiscal 1999 of $412,516 increased from $223,199 for the same period in fiscal 1998. The increase of $189,317 (84.8%) was due primarily to the expanding of the engineering staff and related costs, and additional development costs of the AOI-2500 systems.

     Sales and marketing expenses increased to $517,363 for the six months ended September 30, 1998 from $220,314 for the first six months of fiscal 1998. The increase of $297,049 (134.8%) was due primarily to increased commissions on the greater sales volume and increases in staffing and related expenses.

    General and administrative expenses decreased to $400,023 for the first six months of fiscal 1999 from $455,047 for the same period in fiscal 1998. The decrease of $55,024 (12.1%) was due primarily to decreases in professional fees and amortization.

     Interest expense (net) was $73,341 for the six months ended September 30, 1998 compared to $98,866 for the same six month period in 1997. This was due to the decreased use of factoring of accounts receivable during fiscal 1999 as compared to fiscal 1998. Other income was $3,144 for the first six months of fiscal 1999 (comprised of favorable currency translations) compared to other expense of $5,220 for fiscal 1998, made up of state tax expenses offset by favorable currency translations.

     Due to the uncertainty of realizing the tax benefits of net operating loss carryforwards, no provision for income tax benefit was made for either of the six month periods ended September 30, 1999 or 1998.

     Primarily as a result of the increased revenues and the resulting gross profit offset by certain increased expenses, the net loss for the first six months of fiscal 1999 decreased to $767,193, as compared to the net loss of $1,055,630 for the same period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred operating losses since inception that continued through September 30, 1998. In addition, the financial statements of the Company for Fiscal 1998 were prepared on the assumption that the Company will continue as a going concern and do not include any adjustments that would result if the Company would cease as a going concern. The report of the independent accountants contains an explanatory paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern is that the Company has suffered recurring losses from operations, has a net working capital deficiency and had an accumulated deficit of $11,166,916 as of September 30, 1998. The Company's operations to date have been funded by equity investments, borrowing from banks, investors and stockholders, factoring of accounts receivable, and to a limited extent, cash flow from operations. In addition, the Company raised $3 million of new equity in November 1997. Management believes that the Company needs to obtain additional working capital to address its operational needs and to fund the Company's objective of agressively pursuing market penetration. In view of the Company's current financial condition, the Company plans to continue to aggressively manage its working capital and expenses while pursuing product sales opportunities as well as strategic or other business relationships. In addition, the Company is currently seeking bank financing as well as additional equity investments. There can be no assurance that the Company can attract additional capital at favorable rates, if at all. In the event the Company is unable to raise additional capital, it may be required to take additional steps which could include a merger or sale of the Company, or seeking protection under bankruptcy laws.

     At September 30, 1998, the Company had cash of $55,480, and a working capital deficit of $390,927. During the six months ended September 30, 1998, cash used in operating activities was $579,307. The Company entered into a sale/leaseback transaction during the first six months of fiscal 1999 to finance a demonstation system to aid in the pursuit of sales opportunities. The Company currently has no outstanding material commitments for capital expenditures.

The Company derives most of its annual revenues from a relatively small number of sales of products, systems and upgrades, with product prices ranging from $185,000 to $600,000 per system. As a result, accounts receivable will likely continue to fluctuate based on the number of systems sold in each period and the timing of the individual sales within each period. Moreover, any delay in the recognition of revenue for single products or a delay in shipment to customers, systems or upgrades would have a material adverse effect on the Company's results of operations for a given accounting period. In addition, some of the Company's net sales have been realized near the end of a quarter. Accordingly, a delay in a customer's acceptance or in a shipment scheduled to occur near the end of a particular quarter could materially adversely affect the Company's results of operations for that quarter. The accounts receivable balance increased from $214,450 at March 31, 1998, to $1,027,777 at September 30, 1998,
due to the  increased  sales of  systems  during  the first six months of fiscal
1999.

Accounts payable increased from $599,785 at March 31, 1998 to $1,177,661 at September 30, 1998, primarily due to an increase in the aging of accounts payable. Deferred revenue decreased by $116,427 as a result of decreased down payments from customers.

YEAR 2000 DISCLOSURE

         The Company has considered the potential problems that may arise because of the year 2000 as it relates to the Company's internal information systems. It is the Company's opinion that, having considered the systems that the Company presently utilizes, the year 2000 should not present material problems with respect to its own internal information systems. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will not be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; or that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

FORWARD LOOKING STATEMENTS

         This report contains certain forward-looking statements regarding anticipated results of operations, liquidity and other matters. These statements, in addition to statements made in conjunction with the words "anticipate", "expect", "believe", "intend", "seek," "estimate" and similar expressions, are forward-looking statements that involve a number of risks and uncertainties. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to the following: business conditions and growth in certain market segments and general economy; an increase in competition; increased or continued market acceptance of the Company's products and proposed products; the loss of the services of one or more of the Company's key employees, which could have a material adverse effect on the Company; dependence on few customers; the availability of additional capital to fund expansion on acceptable terms, if at all; year 2000 problems; and other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.   None

ITEM 2. CHANGES IN SECURITIES.   None

ITEM 3. DEFAULT UPON SENIOR SECURITIES.   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. The Company has temporarily postponed its Annual Meeting of Stockholders and intends to hold a meeting sometime during the next two quarters.

ITEM 5. OTHER MATTERS. Shaiy Pilpel, Ph.D., a member of the Board of Directors, resigned during the quarter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                (a) Exhibits. The following exhibit is filed herewith:

                Exhibit
                -------
                  No.                                  Title
                  ---                                  -----

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



                                          INDUSTRIAL IMAGING CORPORATION




Date:  November 13, 1998                   By: /s/ Juan J. Amodei, Ph.D.
                                               ----------------------------
                                               Juan J. Amodei, Ph.D.
                                               Chairman, Chief Executive Officer
                                               and President