Form 10QSB
period 1998-12-31
INDUSTRIAL IMAGING CORP
filed 1999-02-16
CIK 799514

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 ---------------
                                   FORM 10-QSB
                                 ---------------


            QUARTERLY REPORT FILED PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


      For the quarter ended                       Commission File Number
        December 31, 1998                                0-15520
      ---------------------                       ----------------------


                         INDUSTRIAL IMAGING CORPORATION
                             (Name of Small Business
                       Issuer As Specified In Its Charter)


          Delaware                                       05-0396504
-------------------------------                     ----------------------
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

     As of January 31, 1999, the Company had outstanding 10,890,201 shares of Common Stock, $.01 par value per share.


     Transitional Small Business Disclosure Format:  Yes          No   X
                                                         -----       -----

================================================================================

                         INDUSTRIAL IMAGING CORPORATION

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                   PAGE NUMBER
                                                                                 -----------

Item 1.  Financial Statements

             Balance Sheets at December 31, 1998 and March 31, 1998                   1

             Statements of Operations for the three months and nine months
                 ended December 31, 1998 and 1997                                     2

             Statements of Cash Flows for the nine months ended
                 December 31, 1998 and 1997                                           3

             Notes to Financial Statements                                            4


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                5


PART II - OTHER INFORMATION

              Item 1. Legal Proceedings                                               9

              Item 2. Changes in Securities                                           9

              Item 3. Default Upon Senior Securities                                  9

              Item 4. Submission of Matters to a Vote of Security Holders             9

              Item 5. Other Information                                               9

              Item 6. Exhibits and Reports on Form 8-K                                9


Signatures                                                                           10


                         INDUSTRIAL IMAGING CORPORATION
                                 BALANCE SHEETS

                                                                                                December 31,         March 31,
                                                                                                    1998               1998
                                         ASSETS                                                 ------------         ---------
Current assets:
   Cash                                                                                              $88,005          $671,195
   Accounts receivable, net of allowance for doubtful accounts of $29,153 at
     December 31, 1998 and $31,000 at March 31, 1998                                                 793,219           214,450
   Inventory                                                                                       1,312,207         1,995,194
   Prepaid expenses                                                                                   49,109            75,282
                                                                                              --------------    --------------
     Total current assets                                                                          2,242,540         2,956,121

Property and equipment, net                                                                          245,474            59,150
Other assets                                                                                          49,848             7,600
                                                                                              --------------    --------------
     Total assets                                                                                 $2,537,862        $3,022,871
                                                                                                   =========         =========
                       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable                                                                                     784,032          $715,334
   Accounts payable                                                                                1,211,037           599,785
   Deferred revenue                                                                                  273,898           342,705
   Accrued expenses                                                                                  948,897           834,212
                                                                                              --------------    --------------
     Total current liabilities                                                                     3,217,864         2,492,036

Notes payable -- long-term portion                                                                   296,653           152,217
                                                                                              --------------    --------------
     Total liabilities                                                                             3,514,517         2,644,253

Commitments and contingencies                                                                             --                --

Shareholders' deficit:
   Common stock, par value $.01 per share, authorized 20,000,000 shares,                             108,902           108,902
     10,890,201 shares issued and outstanding at December 31, 1998 and March 31, 1998
   Series A Preferred Stock, par value $.01 per share, authorized 1,000,000 shares,
     0 shares issued and outstanding at December 31, 1998 and March 31, 1998                              --                --
   Series B Preferred Stock, par value $.01 per share, authorized 300,000 shares,
     0 shares issued and outstanding at December 31, 1998 and March 31, 1998                              --                --
   Additional paid-in capital                                                                     10,794,439        10,794,439
   Accumulated deficit                                                                           (11,754,996)      (10,399,723)
                                                                                              --------------    --------------
                                                                                                    (851,655)          503,618
   Note Receivable                                                                                  (125,000)         (125,000)
                                                                                              --------------    --------------
       Total shareholders' equity (deficit)                                                         (976,655)          378,618
                                                                                              --------------    --------------
       Total liabilities and shareholders' equity (deficit)                                       $2,537,862        $3,022,871
                                                                                                   =========         =========

          The accompanying notes are an integral part of the statements

                         INDUSTRIAL IMAGING CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           DECEMBER 31,                       DECEMBER 31,
                                                                      1998             1997              1998              1997
                                                                      ----             ----              ----              ----
Revenues:
  Product                                                           $518,600         $421,499          $2,950,060        $1,828,677
  Service                                                             81,338          119,683             283,420           326,275
                                                              --------------   --------------      --------------    --------------
                                                                     599,938          541,182           3,233,480         2,154,952

Cost of revenues:
  Product                                                            507,610          447,443           2,345,053         1,963,373
  Service                                                            181,582           69,046             344,775           219,870
                                                              --------------   --------------      --------------    --------------
                                                                     689,192          516,489           2,689,828         2,183,243

Gross profit (loss)                                                  (89,254)          24,693             543,652           (28,291)

Operating expenses:
  Engineering                                                        129,554          106,258             542,070           329,457
  Sales and marketing                                                157,730          176,338             675,093           396,652
  General and administrative                                         164,281          210,829             564,304           665,876
                                                              --------------   --------------      --------------    --------------
      Total operating expenses                                       451,565          493,425           1,781,467         1,391,985

Loss from operations                                                 540,819          468,732           1,237,815         1,420,276

Other expense (income):
  Interest expense, net                                               46,075           32,422             119,416           131,288
  Other expense (income), net                                          1,186          140,115              (1,958)          145,335
                                                              --------------   --------------      --------------    --------------
      Other expense (income), net                                     47,261          172,537             117,458           276,623

      Loss before income taxes                                       588,080          641,269           1,355,273         1,696,899

Provision for income taxes                                                --               --                  --                --

Net loss                                                            $588,080         $641,269          $1,355,273        $1,696,899
                                                                    ========         ========            ========         =========

Net loss per common share - Basic and Diluted (Note 2)                 $0.05            $0.07               $0.12             $0.23
                                                                       =====            =====               =====             =====
Weighted average common shares outstanding                        10,890,201        8,976,861          10,890,201         7,266,867
                                                                   =========        =========           =========         =========

          The accompanying notes are an integral part of the statements

                         INDUSTRIAL IMAGING CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                                    NINE MONTHS ENDED
                                                                                                       DECEMBER 31,
                                                                                                  1998             1997
                                                                                                  ----             ----
Cash flows from operating activities:
    Net loss                                                                                 ($1,355,273)      ($1,696,899)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                              67,476             9,992
        Amortization                                                                                  --            61,979
        Compensation expense                                                                                       125,000
        Changes in assets and liabilities:
            Accounts receivable                                                                 (578,769)          140,057
            Inventory                                                                            682,987           388,208
            Prepaid expenses                                                                      26,173           (36,694)
            Other assets                                                                         (42,248)           (1,476)
            Accounts payable                                                                     611,252          (564,606)
            Deferred revenue                                                                     (68,807)           95,084
            Accrued expenses                                                                     114,685           (59,841)
                                                                                          --------------    --------------
        Net cash used in operating activities                                                   (542,524)       (1,539,196)

Cash flows from investing activities:
    Capital expenditures                                                                        (253,800)               --
                                                                                           -------------     -------------
    Net cash used in investing activities                                                       (253,800)               --

Cash flows from financing activities:
    Principal payments on nonconvertible debt                                                    (27,866)          (50,707)
    Proceeds from issuance of nonconvertible debt                                                 16,000            76,771
    Proceeds from capital lease                                                                  250,000                --
    Payments on capital lease                                                                    (25,000)               --
    Proceeds from issuance of stock (net)                                                             --         3,086,749
                                                                                           -------------     -------------
    Net cash provided from financing activities                                                  213,134         3,112,813
                                                                                           -------------     -------------
Net increase (decrease) in cash                                                                 (583,190)        1,573,617
                                                                                           -------------     -------------

Cash, beginning of period                                                                        671,195            62,103
                                                                                           -------------     -------------
Cash, end of period                                                                              $88,005        $1,635,720
                                                                                                 =======           =======
Supplemental cash flows information:
    Cash paid during the period for interest                                                     $60,482           $42,902
Noncash items:
    Debt and accrued interest converted to equity during the period                                   --        $1,536,847
    Warrants exercised for promissory note                                                            --           125,000


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

     The results of operations for the reported 1998 periods are not necessarily indicative of the results to be achieved for any future period or for the entire year ended March 31, 1999.

2.  EARNINGS PER SHARE CALCULATION
     In the last quarter of fiscal 1998, the Company adopted SFAS No. 128, Earnings per Share ("EPS"). Basic EPS is calculated by dividing net income
(loss) by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated the same as basic except, if not antidilutive, stock options are included using the treasury stock method to the extent that the average share trading price exceeds the exercise price. As of December 31, 1998 and 1997, assumed exercise of options and warrants are not included in the calculation of diluted EPS since the effect would be antidilutive. The implementation of this standard did not have an effect on EPS in the period ended December 31, 1997 and, therefore, did not require restatement. Basic and diluted EPS were equal for the three months and nine months ended December 31, 1998 and 1997; therefore, no reconciliation between basic and diluted EPS is required.

3.  INVENTORY
     Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following:

                                 DECEMBER 31,                 MARCH 31,
                                    1998                        1997
                                 ------------               -----------

Raw materials                   $  626,207                  $  746,748
Work-in-process                    271,814                     366,320
Finished goods                     414,186                     882,126
                                 ---------                 -----------
                                $1,312,207                  $1,995,194
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

GENERAL

     Industrial Imaging Corporation (the "Company") designs, manufactures and markets automated optical, vision and industrial imaging systems for inspection and identification of defects in PCBs and laser plotters for creation of PCB artwork and phototools. The Company operates through its subsidiary AOI International, Inc. and has manufacturing operations based in Lowell, Massachusetts with customers located in the United States, Europe and Asia.

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997

     Revenues for the three months ended December 31, 1998 ("Interim 1999") were $599,938 compared to $541,182 for the three months ended December 31, 1997 ("Interim 1998"). Product revenues increased by 23% to $518,600 in Interim 1999 from $421,499 for Interim 1998 due primarily to an increase in the number of units sold. Service revenues decreased from $119,683 for Interim 1998 to $81,338 for Interim 1999. Historically the Company has experienced significant quarterly fluctuations in operating results due to the relatively small number of high priced sales in any quarter. Management expects these fluctuations to continue.

     Cost of revenues for Interim 1999 was $689,192 compared to $516,489 for Interim 1998. Primarily as a result of increased service costs, there was a gross loss for Interim 1999 of $89,254 (14.9% of revenues) compared to a gross profit percentage of 4.6% ($24,693) for Interim 1998.

     Engineering expenses for Interim 1999 of $129,554 increased from $106,258 for Interim 1998. The increase of $23,296 (21.9%) was due primarily to the increase in staffing and related costs.

     Sales and marketing expenses decreased to $157,730 for Interim 1999 from $176,338 for Interim 1998. The decrease of $18,608 (10.6%) was due primarily to a decrease in commissions offset by increased staffing and related expenses and demonstration equipment expenses.

    General and administrative expenses decreased to $164,281 for Interim 1999 from $210,829 for Interim 1998. The decrease of $46,548 (22.1%) was due primarily to decreases in professional fees and amortization.

     Interest expense (net) was $46,075 for Interim 1999 compared to $32,422 for Interim 1998. This was due to interest on the new capital lease during Interim 1999 and a decrease in the interest earned during Interim 1998 on the proceeds from the issuance of stock during the period as compared with Interim 1999. Other expense was $1,186 for Interim 1999 (comprised of unfavorable currency translations) compared to other expense of $140,115 for Interim 1998 made up primarily of the $125,000 compensation charge relating to warrants exercised at a discount.

     Due to the uncertainty of realizing the tax benefits of net operating loss carryforwards, no provision for income tax benefit was made for either Interim 1999 or Interim 1998.

     As a result of the decreases in operating expenses and other expenses, offset by the decrease in gross profits, the net loss decreased to $588,080 for Interim 1999, as compared to $641,269 for Interim 1998.

COMPARISON OF THE NINE MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1997

     Net revenues for the nine months ended December 31, 1998 were $3,233,480, as compared to $2,154,952 for the same period in 1997, an increase of 50%. Product revenues increased by 61.3% to $2,950,060 for the nine months ended December 31, 1998 from $1,828,677 for the same period in 1997, due primarily to the increase in the number of units sold. Service revenues decreased from $326,275 for the first nine months of fiscal 1998 to $283,420 for the same nine months in fiscal 1999.

     Cost of revenues for the first nine months of fiscal 1999 was $2,689,828 compared to $2,183,243 for the same period in fiscal 1998. Primarily as a result of the increased revenues covering certain fixed costs, gross profit as a percent of net revenues for nine months ended December 31, 1998 increased to 16.8% ($543,652) from a gross loss of 1.3% ($28,291) for the same period in 1997.

     Engineering expenses for the first nine months of fiscal 1999 of $542,070 increased from $329,457 for the same period in fiscal 1998. The increase of $212,613 (64.5%) was due primarily to the expanding of the engineering staff and related costs, and additional development costs for the AOI-2500 systems.

     Sales and marketing expenses increased to $675,093 for the nine months ended December 31, 1998 from $396,652 for the first nine months of fiscal 1998. The increase of $278,441 (70.2%) was due primarily to increased commissions on the greater sales volume, increases in staffing and related expenses and demonstration equipment expenses.

    General and administrative expenses decreased to $564,304 for the first nine months of fiscal 1999 from $665,876 for the same period in fiscal 1998. The decrease of $101,572 (15.3%) was due primarily to decreases in professional fees and amortization.

     Interest expense (net) was $119,416 for the nine months ended December 31, 1998, compared to $131,288 for the same nine month period in 1997. This was due primarily to the decrease in interest earned on the proceeds from the issuance of stock from fiscal 1998 to fiscal 1999. Other income was $1,958 for the first nine months of fiscal 1999 (comprised of favorable currency translations) compared to other expense of $145,335 for fiscal 1998, made up of state tax expenses and the $125,000 compensation charge relating to warrants exercised at a discount offset by favorable currency translations.

     Due to the uncertainty of realizing the tax benefits of net operating loss carryforwards, no provision for income tax benefit was made for either of the nine month periods ended December 31, 1998 or 1997.

     As a result of the increased revenues and the resulting gross profit reduced by certain increased expenses, the net loss for the first nine months of fiscal 1999 decreased to $1,355,273, as compared to the net loss of $1,696,899 for the same period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred operating losses since inception that continued through December 31, 1998. In addition, the financial statements of the Company for Fiscal 1998 and 1999 were prepared on the assumption that the Company will continue as a going concern and do not include any adjustments that would result if the Company would cease as a going concern. The report of the independent accountants contains an explanatory paragraph as to the Company's ability to continue as a going concern. Among the factors cited by the auditors as raising substantial doubt as to the Company's ability to continue as a going concern is that the Company has suffered recurring losses from operations, has a net working capital deficiency and had an accumulated deficit of $11,754,996 as of December 31, 1998. The Company's operations to date have been funded by equity investments, borrowing from banks, investors and stockholders, factoring of accounts receivable, and to a limited extent, cash flow from operations. In addition, the Company raised $3 million of new equity in November 1997.

     At December 31, 1998, the Company had cash of $88,005, and a working capital deficit of $975,324. During the nine months ended December 31, 1998, cash used in operating activities was $542,524. The Company entered into a sale/leaseback transaction during the first nine months of fiscal 1999 to finance a demonstation system to aid in the pursuit of sales opportunities. The Company currently has no outstanding material commitments for capital expenditures.

     The Company derives most of its annual revenues from a relatively small number of sales of products, systems and upgrades, with product prices ranging from $185,000 to $600,000 per system. As a result, accounts receivable will likely continue to fluctuate based on the number of systems sold in each period and the timing of the individual sales within each period. Moreover, any delay in the recognition of revenue for single products or a delay in shipment to customers, systems or upgrades would have a material adverse effect on the Company's results of operations for a given accounting period. In addition, some of the Company's net sales have been realized near the end of a quarter. Accordingly, a delay in a customer's acceptance or in a shipment scheduled to occur near the end of a particular quarter could materially adversely affect the Company's results of operations for that quarter. The accounts receivable balance increased from $214,450 at March 31, 1998, to $793,219 at December 31, 1998, due to the increased sales of systems and a slow down in collections during the first nine months of fiscal 1999. Inventories decreased by $682,987 during the nine months ended December 31, 1998 to $1,312,207.

     Accounts payable increased from $599,785 at March 31, 1998 to $1,211,037 at December 31, 1998, primarily due to an increase in the aging of accounts payable. Deferred revenue decreased by $68,807 as a result of decreased down payments from customers.

     Management recognizes that the Company needs to obtain additional working capital to address its immediate and long-term operational needs and to fund the Company's objective of aggressively pursuing market penetration. In view of the Company's current financial condition, the Company plans to continue to aggressively manage its working capital and expenses while pursuing product sales opportunities as well as strategic or other business relationships. In addition, the Company is currently seeking bank financing as well as additional equity investments. There can be no assurance that the Company can attract additional capital at favorable rates, if at all. In the event the Company is unable to raise additional capital, it may be required to take additional steps which could include a merger or sale of the Company, or seeking protection under bankruptcy laws.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS. The Company is involved in litigation with an investor seeking registration rights for common stock the investor acquired from the Company in 1997. The Company disputes the investor's claims and has filed counterclaims. The claim was brought in the Supreme Court of the State of New York by Imprimis Investors, LLC and the plaintiff seeks specific performance and unspecified monetary damages.

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



                                          INDUSTRIAL IMAGING CORPORATION




Date:  February 16, 1999                   By: /s/ Juan J. Amodei, Ph.D.
                                               ----------------------------
                                               Juan J. Amodei, Ph.D.
                                               Chairman, Chief Executive Officer
                                               and President